Form 10-Q
period 1998-06-26
RAGEN MACKENZIE GROUP INC
filed 1998-08-10
CIK 1020950

           SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

                 FORM 10-Q

      /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 26, 1998

                  or

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

            Commission file number 1-14243

             RAGEN MACKENZIE GROUP INCORPORATED
(Exact name of registrant as specified in its charter)

            Washington                           91-1898738
  (State or other jurisdiction of   (IRS Employer Identification Number)
  incorporation of organization)

        999 Third Avenue, Suite 4300
            Seattle, Washington                             98104
   (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code (206) 343-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes __X__     No _____

     As of August 5, 1998 the Company had 13,448,190 shares of common stock outstanding.

     RAGEN MACKENZIE GROUP INCORPORATED
     REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1998


                  INDEX

                                                                                       PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition as of
         June 26, 1998 (unaudited) and September 26, 1997                                3

         Condensed Consolidated Statements of Income (unaudited) for the three
         and nine month periods ended June 26, 1998 and June 27, 1997                    4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the three
         and nine month periods ended June 26, 1998 and June 27, 1997                    5

         Notes to Condensed Consolidated Financial Statements  (unaudited)               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              11

Item 2.  Changes in Securities and Use of Proceeds                                      11

Item 3.  Defaults Upon Senior Securities                                                12

Item 4.  Submission of Matters to a Vote of Security Holders                            12

Item 5.  Other Information                                                              12

Item 6.  Exhibits and Reports on Form 8-K                                               12

SIGNATURES                                                                              13

EXHIBIT INDEX                                                                           14

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            RAGEN MACKENZIE GROUP INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (in thousands, except share amounts)

                                                                     JUNE 26,            SEPTEMBER 26,
                                                                      1998                  1997
                                                                   -----------          --------------
                                                                   (unaudited)

                         ASSETS
    Cash                                                             $  3,992              $  4,980
    Cash and market value of securities segregated for the
      exclusive benefit of customers                                  251,948               306,704
    Deposits with clearing organizations                                1,207                 1,007
    Receivable from:
       Brokers, dealers, and clearing organizations                     1,640                 1,399
       Customers                                                      121,167               105,378
    Securities owned, at market value                                 159,083               122,778
    Securities purchased under agreements to resell                   150,510               111,917
    Securities borrowed                                                 2,377                 8,097
    Furniture, equipment, and leasehold improvements -  net             1,300                   888
    Other assets                                                        4,621                 2,729
                                                                     --------              --------
    Total                                                            $697,845              $665,877
                                                                     ========              ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowings                                                       $ 33,350              $ 17,750
    Payable to:
       Brokers, dealers, and clearing organizations                     7,595                10,300
       Customers                                                      346,890               406,017
    Securities sold but not yet purchased, at market value            144,298               106,629
    Securities sold under agreements to repurchase                     45,350                41,600
    Accrued compensation and related benefits                           9,465                 8,139
    Other liabilities and accrued expenses                              5,538                 5,194
                                                                     --------              --------
       Total liabilities                                              592,486               595,629

Shareholders' equity
    Preferred stock, $.01 par value--Authorized 10,000,000
       shares; no shares issued and outstanding
    Common stock, $.01 par value--Authorized 50,000,000
       shares; issued and outstanding, 13,438,590 (unaudited)
       and 10,242,889 shares                                              134                   102
    Additional paid-in capital                                         47,801                20,577
    Retained earnings                                                  57,424                49,569
                                                                     --------              --------
       Total shareholders' equity                                     105,359                70,248
                                                                     --------              --------
Total                                                                $697,845              $665,877
                                                                     ========              ========

See Notes to Condensed Consolidated Financial Statements

                      RAGEN MACKENZIE GROUP INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                             THREE-MONTH PERIOD ENDED   NINE-MONTH PERIOD ENDED
                                             ------------------------   -----------------------
                                               JUNE 26,     JUNE 27,      JUNE 26,    JUNE 27,
                                                 1998         1997         1998         1997
                                               -------      -------       -------     --------
Revenues:
    Principal transactions, net                $ 5,947      $ 5,846       $18,859     $ 17,086
    Commissions                                  7,635        7,239        25,456       21,827
    Other                                        1,262          809         4,296        3,028
                                               -------      -------       -------     --------
        Total operating revenues                14,844       13,894        48,611       41,941
    Interest Income                              8,863        7,414        27,228       21,346
                                               -------      -------       -------     --------
        Total revenue                           23,707       21,308        75,839       63,287
                                               -------      -------       -------     --------
    Interest expense                             5,645        4,810        17,799       13,948
                                               -------      -------       -------     --------
        Net revenue                             18,062       16,498        58,040       49,339
                                               -------      -------       -------     --------


Non-interest expenses:
    Compensation and benefits                    8,935        8,296        29,663       25,174
    Key person death benefits plan                                                   (   5,000)
    Nonrecurring compensation
      charges related to IPO                     3,480                      3,480
    Occupancy and equipment                      1,142        1,293         3,783        3,390
    Communications                                 894          815         2,668        2,343
    Clearing and exchange fees                     627          552         2,055        1,713
    Other                                        1,118          996         2,752        2,833
                                               -------      -------       -------     --------
         Total non-interest expenses            16,196       11,952        44,401       30,453
                                               -------      -------       -------     --------
Income before taxes on income                    1,866        4,546        13,639       18,886
Taxes on income                                  1,266        1,745         5,784        7,093
                                               -------      -------       -------     --------
Net income                                     $   600      $ 2,801       $ 7,855     $ 11,793
                                               =======      =======       =======     ========
Weighted-average diluted number
of common shares outstanding                    11,315       10,637        11,049       10,607

Earnings per Common Share
    Basic                                         $.05         $.28          $.74        $1.18
    Diluted                                        .05          .26           .71         1.11

See Notes to Condensed Consolidated Financial Statements


                      RAGEN MACKENZIE GROUP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                     Nine-Month Period Ended
                                                                     ----------------------
                                                                     June 26,      June 27,
                                                                       1998          1997
                                                                     --------      --------
OPERATING ACTIVITIES:
    Net income                                                     $   7,855     $  11,793
    Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
       Depreciation and amortization                                     388           311
       Noncash key person death benefits plan expense reversal                      (5,000)
       Stock option expense                                            2,932         1,708
       Deferred tax expense (benefit)                                   (631)        2,203
       Gain on sale of Pacific Stock Exchange membership                (290)
       Cash provided (used) by changes in operating assets and
         liabilities:
       Cash and market value of securities segregated for the
         exclusive benefit of customers                               54,756       (61,900)
       Deposits with clearing organizations                             (200)
       Receivable from:
         Brokers, dealers, and clearing organizations                   (241)       (6,114)
         Customers                                                   (15,789)       (5,726)
       Securities owned                                              (36,305)      (34,189)
       Securities purchased under agreements to resell               (38,593)      (16,810)
       Securities borrowed                                             5,720        (1,499)
       Other assets                                                   (1,288)          183
       Payable to:
         Brokers, dealers, and clearing organizations                 (2,705)        8,911
         Customers                                                   (59,127)      102,368
       Securities sold but not yet purchased                          37,669        19,667
       Securities sold under agreements to repurchase                  3,750         4,492
       Accrued compensation and related benefits                       1,326         3,031
       Other liabilities and accrued expenses                            344          (115)
                                                                     -------       -------
    Net cash provided (used) by operating  activities                (40,429)       23,314

 INVESTING ACTIVITIES:
    Purchases of furniture, equipment, and leasehold
      improvements                                                      (800)         (417)
    Proceeds from sale of Pacific Stock Exchange membership              317
                                                                      -------        -------
    Net cash used by investing activities                               (483)         (417)

 FINANCING ACTIVITIES:
    Proceeds from (repayment) of borrowings, net                      15,600       (20,325)
    Proceeds from initial public offering, net of issuance costs      18,609
    Proceeds from exercise of stock options                            7,296         1,495
    Repurchases of common stock                                       (1,581)       (1,454)
                                                                     -------       -------
    Net cash provided (used) by financing activities                  39,924       (20,284)

                                                                    --------       -------
  INCREASE (DECREASE) IN CASH                                           (988)        2,613
  CASH:
    Beginning of period                                                4,980         1,770
                                                                    --------       -------
    End of period                                                   $  3,992      $  4,383
                                                                    ========      ========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                      $ 17,861      $ 14,057
      Federal income taxes                                             7,500         4,500

See Notes to Condensed Consolidated Financial Statements

           RAGEN MACKENZIE GROUP INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited)


Note 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include Ragen MacKenzie Group Incorporated and its subsidiary (collectively, the "Company"). Ragen MacKenzie Group Incorporated is a holding company engaged, through its subsidiary, in securities brokerage and related investment services. Ragen MacKenzie Group Incorporated's operating subsidiary, Ragen MacKenzie Incorporated (RMI), is registered with the Securities and Exchange Commission (the "SEC") as a broker/dealer, is a member firm of the New York Stock Exchange (the "NYSE") and has retail offices located in Washington, Oregon, and Alaska.

These financial statements have been prepared pursuant to the rules and regulations of the SEC and, therefore, do not include all information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended September 26, 1997 included in the Company's Registration Statement on Form S-1, (No.333-50735), including the related Prospectus dated June 22, 1998 as filed with the SEC (the "Registration Statement on Form S-1").

Note 2:  INITIAL PUBLIC OFFERING

On June 26, 1998, the Company completed its 2,350,000 share initial public offering (the "IPO"), including 1,562,500 shares sold by the Company. The IPO raised approximately $18.6 million for the Company after deducting underwriting discounts, commissions and estimated expenses totaling $2,366,250. On July 27, 1998 the underwriters exercised their over-allotment option and purchased 347,100 shares, including 9,600 shares sold by the Company (the "Company Over-Allotment Option"). The Company used the net proceeds and available cash from the IPO and the Company Over-Allotment Option to pay down current short-term borrowings.

The nonrecurring $3,480,000 compensation charges related to the IPO reflect a noncash stock option expense of $1,782,000 for the conversion of the Company's variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans and $1,698,000 in compensation expense related to stock appreciation rights that were outstanding at the time of the IPO. Both charges were recorded in the third quarter of fiscal 1998 upon consummation of the IPO and are consistent with amounts previously reported in the Company's Registration Statement on Form S-1.


Note 3:  NET CAPITAL REQUIREMENTS

The Company is subject to the Uniform Net Capital Rule 15c3-1 (the Rule) under the Securities Exchange Act of 1934. The Company has elected to compute net capital under the alternative provisions of the Rule, which require the Company to maintain net capital, as defined, equal to the greater of $1,000,000 or 2% of aggregate debit items arising from customer transactions, as defined. At June 26, 1998, the Company's net capital was $90,880,000 which was 73.2% of aggregate debit items, and which exceeded the minimum net capital requirements of $2,483,000 by $88,397,000.

The net capital rules of the NYSE also provide that equity capital may not be withdrawn or cash dividends paid without notification if resulting net capital would be less than 5% of aggregate debit items.

Note 4:  TAXES ON INCOME

Taxes on income for the three- and nine-month periods ended June 26,1998 and June 27, 1997 do not bear a normal relationship to income before taxes on income due to certain permanent differences between tax and financial reporting. A summary reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                             THREE-MONTH PERIOD ENDED            NINE-MONTH PERIOD ENDED
                                                        ----------------------------------  ---------------------------------
                                                          JUNE 26, 1998     JUNE 27, 1997    JUNE 26, 1998     JUNE 27, 1997
                                                        ----------------  ----------------  ---------------  ----------------
Statutory tax rate                                                 35.0%             35.0%            35.0%             35.0%
Nondeductible stock option plan expense                            33.4               3.0              7.5               3.2
Other                                                               (.6)               .4              (.1)              (.6)
                                                        ----------------  ----------------  ---------------  ----------------
Effective tax rate                                                 67.8%             38.4%            42.4%             37.6%
                                                        ================  ================  ===============  ================

Note 5:  EARNINGS PER COMMON SHARE

The Company computes its earnings per common share (EPS) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. For the purpose of calculating the dilutive effect of stock options in Diluted EPS, the Company utilizes the per-share book value at the end of the corresponding period for periods prior to the IPO as the share repurchase plan in effect prior to the IPO permits selling shareholders to offer their shares to the Company for redemption at book value as calculated in accordance with the terms of the plan. Subsequent to the completion of the IPO, the Company utilizes the average market price for computation of the dilutive effect of stock options in Diluted EPS. The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                 THREE-MONTH PERIOD ENDED               NINE-MONTH PERIOD ENDED
                          -------------------------------------   -------------------------------------
                            JUNE 26, 1998       JUNE 27, 1997       JUNE 26, 1998       JUNE 27, 1997
                           BASIC    DILUTED    BASIC    DILUTED    BASIC    DILUTED    BASIC    DILUTED
                          -------   -------   -------   -------   -------   -------   -------   -------
NUMERATOR:

   Net income             $   600   $   600   $ 2,801   $ 2,801   $ 7,855   $ 7,855   $11,793   $11,793

DENOMINATOR:

   Weighted average
     shares outstanding    11,098    11,098    10,040    10,040    10,650    10,650     9,965     9,965

  Dilutive effect of
       stock options                    217                 597                 399                 642
                          -------   -------   -------   -------   -------   -------   -------   -------
Adjusted weighted
       average shares
        outstanding        11,098    11,315    10,040    10,637    10,650    11,049     9,965    10,607
                          -------   -------   -------   -------   -------   -------   -------   -------
Earnings per common
       share              $   .05   $   .05   $   .28   $   .26   $   .74   $   .71   $  1.18   $  1.11
                          =======   =======   =======   =======   =======   =======   =======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements which may constitute forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from predicted results. The words "believe", "expect", "intend", "anticipate", variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the staement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the general risks of the securities industry, including reduced revenue during periods of lower prices or reduced trading volume (including relating to under-performance of value-oriented stocks) and intense competition; dependence on, and ability to recruit key personnel; recent changes in management and risks relating to the departure of Brooks G. Ragen; dependence on proprietary research; regional concentration; management of growth of new and existing business; and the risks relating to proprietary trading and correspondent brokerage services. More information about factors that could affect the Company's financial results is included in the Company's final prospectus dated June 22, 1998, included in the Company's Registration Statement on Form S-1, (No. 333-50735) as filed with the SEC (the "Registration Statement on Form S-1").


RESULTS OF OPERATIONS

Comparison of three months ended June 26, 1998 and  June 27, 1997

Net revenues increased by $1,564,000, or 9.5%, to $18,062,000 for the third quarter of fiscal 1998 as compared to the same period in fiscal 1997. Revenues increased in virtually all of the Company's major areas of activity during the third quarter of fiscal 1998 as compared to the same period in fiscal 1997.

Revenues from principal transactions increased modestly from the third quarter of fiscal 1997 to the same period in fiscal 1998. Revenues from principal transactions in debt securities increased by $532,000, or 16.6%, to $3,722,000, due primarily to increased trading volume in U.S. government and agency zero coupon bonds, resulting in part from continued improvements to trading systems, including adding new features to an existing automatic order system, and to the opportunistic reconstitution of certain U.S. government and agency zero coupon bonds. Similar opportunities for growth in the trading of U.S. government and agency zero coupon bonds may not recur in future periods. Revenues from principal transactions in equity securities decreased by $431,000, or 16.2%, to $2,225,000 for the third quarter of fiscal 1998 as compared to the same period in fiscal 1997. Decreased revenue was due to narrowing margins due to increased competition and greater regulatory supervision of these markets, which was partially offset by increased equity trading volumes.

Commissions revenues increased by $396,000, or 5.5%, to $7,635,000 for the third quarter of fiscal 1998 as compared to the same period in fiscal 1997. The increase was primarily due to significant growth in syndicate commissions over the comparative period. The Company's normal universe of research focuses on depressed, value-oriented stocks. The stock market's recent volatility combined with the under-performance of value-oriented stocks could have a material adverse affect on our commission business.

Other income increased by $453,000, or 56.0%, to $1,262,000 for the third quarter of fiscal 1998 compared to the same period in fiscal 1997. The increase reflects a $290,000 gain recorded for the Company's sale of its Pacific Stock Exchange membership and increases in fees from investment advisory services.

Net interest income increased by $614,000, or 23.6%, to $3,218,000 for the third quarter of fiscal 1998 as compared to the same period in fiscal 1997. Interest income increased by $1,449,000, or 19.5%, to $8,863,000 primarily due to increased average margin, customer credit, and money-market balances. Interest expense increased by $835,000, or 17.4%, to $5,645,000 primarily due to an increase in average customer credit balances.

Non-interest expenses increased by $4,244,000, or 35.5%, to $16,196,000 for the third quarter of fiscal 1998 as compared to the same period of fiscal 1997. This increase consists primarily of increases in compensation and benefits expenses and nonrecurring $3,480,000 compensation charges related to the IPO during the quarter ended June 26, 1998.

Compensation and benefits expenses increased by $639,000, or 7.7%, to $8,935,000 for the third quarter of fiscal 1998 as compared to the same period in fiscal 1997. Commission and other sales compensation expenses increased by $143,000, or 3.6%, to $4,127,000 for the fiscal 1998 period, as a result of the increase in commission revenues. The remaining increase in employee compensation was due primarily to increased staffing to support the Company's expanding retail brokerage business and higher incentive bonus compensation paid to trading-related personnel generally resulting from increased trading profits.

The nonrecurring $3,480,000 compensation charges related to the IPO reflect a noncash stock option expense of $1,782,000 for the conversion of the Company's variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans and $1,698,000 in compensation expense related to stock appreciation rights that were outstanding at the time of the IPO. Both charges were recorded in the third quarter of fiscal 1998 upon consummation of the IPO and are consistent with amounts previously reported in the Company's Registration Statement on Form S-1.

Occupancy and equipment expenses decreased $151,000, or 11.7%, to $1,142,000, primarily due to a decline in the Company's equipment costs. Communications expenses increased by $79,000, or 9.7%, to $894,000, primarily reflecting higher telecommunications, printing and mailing costs due to higher trading volume and growth in the number of customer accounts. Clearing and exchange fees increased by $75,000, or 13.6%, to $627,000, due to higher trading volume in retail and correspondent brokerage services. Other expenses increased by $122,000, or 12.2%, to $1,118,000, due to higher professional fees.

The Company's effective income tax rate was 67.8% in the third quarter of fiscal 1998 and 38.4% in the third quarter of fiscal 1997. The Company's effective income tax rate was higher than the federal statutory rate due to nondeductible stock option plan expenses which had the effect of increasing the effective tax rate by 33.4% and 3.0% in the third quarter of fiscal 1998 and 1997, respectively. As a result of the conversion of the variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans upon consummation of the IPO, the Company expects that its effective income tax rate will be lower in future periods.


Comparison of nine months ended June 26, 1998 and June 27, 1997

Net revenues increased by $8,701,000, or 17.6%, to $58,040,000 for the first nine months of fiscal 1998 as compared to the same period in fiscal 1997. Revenues increased in virtually all of the Company's major areas of activity during the first nine months of fiscal 1998 as compared to the same period in fiscal 1997.

Revenues from principal transactions increased by $1,773,000, or 10.4%, to $18,859,000 for the first nine months of fiscal 1998 as compared to the same period in fiscal 1997. Revenues from trading debt securities increased by $2,044,000, or 22.9%, to $10,977,000, due primarily to increased trading volume in U.S. government and agency zero coupon bonds, resulting in part from continued improvements to trading systems, including new features to an existing automatic order system, and to the opportunistic reconstitution of certain U.S. government and agency zero coupon bonds. Similar opportunities for growth in the trading of U.S. government and agency zero coupon bonds may not recur in future periods. Revenues from principal transactions in equity securities decreased by $271,000, or 3.3%, to $7,882,000 for the first nine months of fiscal 1998 as
compared to the same period in fiscal 1997.   The decrease reflects narrowing
margins due to increased competition and greater regulatory supervision of these markets, which was partially offset by increased equity trading volumes.

Commissions revenues increased by $3,629,000, or 16.6%, to $25,456,000 for the first nine months of fiscal 1998 as compared to the same period in fiscal 1997. The increase was primarily due to significant growth in trading volume, an increase in average gross revenues per broker, and growth in the number of retail brokers over the comparative period. While the increase in trading volume generally resulted from sharp market fluctuations during the quarter ended December 1997, successful recruiting efforts during the second half of fiscal 1997 contributed to the overall growth in revenue during the nine months ended June 26, 1998. The Company's normal universe of research focuses on depressed, value-oriented stocks. The stock market's recent volatility combined with the under-performance of value-oriented stocks could have a material adverse affect on our commission business.

Other income increased by $1,268,000, or 41.9%, to $4,296,000 for the first nine months of fiscal 1998 compared to the same period in fiscal 1997, primarily due to an increase in fees from investment advisory services.

Net interest income increased by $2,031,000, or 27.5%, to $9,429,000 for the first nine months of fiscal 1998 as compared to the same period in fiscal 1997. Interest income increased by $5,882,000, or 27.6%, to $27,228,000 due primarily to increased average customer credits, margin, and money-market balances. Interest expense increased by $3,851,000, or 27.6%, to $17,799,000 primarily due to a significant increase in average customer credit balances

Non-interest expenses increased by $13,948,000, or 45.8%, to $44,401,000 for the first nine months of fiscal 1998 as compared to the same period of fiscal 1997. This increase consists primarily of increases in compensation and benefits expenses, a nonrecurring $5,000,000 benefit related to reversal of amounts previously accrued under the key person death benefits plan in the nine-month period ended June 27, 1997 and a nonrecurring $3,480,000 compensation charge related to the IPO during the nine-month period ended June 26, 1998.

Compensation and benefits expenses increased by $4,489,000, or 17.8%, to $29,663,000 for the first nine months of fiscal 1998 as compared to the same period in fiscal 1997. Commission and other sales compensation expenses increased by $2,074,000, or 17.8%, to $13,743,000 for the fiscal 1998 period, primarily as a result of the increase in commission revenues and principal transactions, and to a lesser extent, an increase in guaranteed broker salary payments for recently hired brokers. The remaining increase in employee compensation and benefits was due to increased staffing to support the Company's expanding retail brokerage business and higher incentive bonus compensation paid to trading-related personnel generally resulting from increased trading revenue.

The key person death benefits plan was terminated during the nine-month period ended June 27, 1997, which resulted in the Company's recording a benefit of $5,000,000 during the 1997 fiscal period. No expense or benefit was recorded during the first nine months of fiscal 1998, as this plan was terminated.

The nonrecurring $3,480,000 compensation charges related to the IPO reflect a noncash stock option expense of $1,782,000 for the conversion of the Company's variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans and $1,698,000 in compensation expense related to stock appreciation rights that were outstanding at the time of the IPO. Both charges were recorded in the third quarter of fiscal 1998 upon consummation of the IPO and are consistent with amounts previously reported in the Company's Registration Statement on Form S-1.

Occupancy and equipment expenses increased $393,000, or 11.6%, to $3,783,000, due to expansion of the Company's retail sales force. Communications expenses increased by $325,000, or 13.9%, to $2,668,000, primarily reflecting higher printing and mailing costs due to higher trading volume and growth in the number of customer accounts. Clearing and exchange fees increased by $342,000, or 20.0%, to $2,055,000, due to higher trading volume in retail and correspondent brokerage services. Other expenses decreased by $81,000, or 2.9%, to $2,752,000, due to refunds obtained from the State of Washington and the City of Seattle for overpayment of taxes in prior years, which were partially offset by higher professional fees.

The Company's effective income tax rate was 42.4% in the first nine months of fiscal 1998 and 37.6% in the first nine months of fiscal 1997. The Company's effective income tax rate was higher than the federal statutory rate primarily due to nondeductible stock option plan expenses which had the effect of increasing the effective tax rate by 7.5% and 3.2% in the first nine months of fiscal 1998 and 1997, respectively. As a result of the conversion of the variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans upon consummation of the IPO, the Company expects that its effective income tax rate will be lower in future periods.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied a large portion of its funding needs with its own capital resources, consisting largely of internally generated retained
earnings and funds received upon exercise of employee stock options.   A
majority of the Company's assets are highly liquid and short term in nature.
The Company's cash and liquid assets, consisting of receivables from customers, brokers and dealers, securities purchased under agreements to resell, securities owned, securities borrowed and deposits with clearing organizations, represented in excess of 99% of the Company's assets as of September 26, 1997 and June 26, 1998. Substantially all of the Company's receivables are secured by customer securities or security transactions in the process of settlement.

On June 26, 1998, the Company completed its 2,350,000 share initial public offering (the IPO), including 1,562,500 shares sold by the Company. The IPO raised approximately $18.6 million for the Company after deducting underwriting discounts, commissions and estimated expenses. On July 27, 1998 the underwriters exercised their over-allotment option and purchased 347,100 shares, including 9,600 shares sold by the Company (the "Company Over-Allotment Option"). The Company used the net proceeds and available cash from the IPO and the Company Over-Allotment Option to pay down current short-term borrowings.

The majority of the Company's assets are financed through daily operations by securities sold under repurchase agreements, securities sold but not yet purchased, bank loans, securities loaned, and payables to customers, brokers and dealers. Short-term funding is generally obtained at rates relating to daily federal funds rates. Other borrowing costs are negotiated depending on prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing arrangements with two financial institutions, which funds are used primarily to finance U.S. government and agency zero coupon bond inventories. As of June 26, 1998, the Company had a secured bank line of credit with a borrowing limit of $85,000,000 with $33,350,000 outstanding, and a security repurchase arrangement with $45,350,000 outstanding. The ratio of assets to equity as of June 26, 1998 was approximately 6.6:1.

Certain minimum amounts of capital must be maintained by the Company to satisfy the regulatory requirements of the SEC and the NYSE. RMI's regulatory net capital has historically exceeded these minimum requirements.

The Company believes that its current level of liquid assets, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for at least 18 to 24 months.

YEAR 2000 COMPLIANCE

The Company has undertaken a project to identify and take appropriate actions with respect to systems that are non-Year 2000 compliant and intends for such actions to be substantially implemented by December 1998. This project includes steps whereby the Company will identify systems provided by third-party vendors on which the Company relies. Where Year 2000 issues exist relating to these systems, the Company will require that the vendors take such actions as are necessary to become Year 2000 compliant. The Company plans to monitor the actions taken by the vendors and test for compliance where appropriate. The Company expects that its total costs of Year 2000 compliance for its systems will not be material. There can be no assurance, however, that any Year 2000 issue relating to the Company's systems or those of third-party vendors to the Company will be resolved by the upcoming turn of the century or that the costs incurred by the Company in addressing the issue will not exceed its current expectation. The failure of the Company to implement its Year 2000 corrections in a timely fashion or in accordance with its current cost estimates, or the failure of other companies to correct Year 2000 issues or their non-Year 2000 compliant systems on which the Company's systems rely in a timely fashion, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company has not sought or obtained insurance coverage for possible losses or damages as a result of Year 2000 issues or non-Year 2000 compliant systems.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not yet applicable


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable


Item 2. Changes in Securities and Use of Proceeds

Unregistered Securities:

Ragen MacKenzie Group Incorporated issued 100 shares of its common stock in consideration of a payment of $1,000 to Ragen MacKenzie Incorporated on April 15, 1998. The sale and issuance of these securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

Use of Proceeds:

The effective date of the Registration Statement on Form S-1, registering 2,350,000 shares (1,562,500 primary shares) of Common Stock of the Company, was June 22, 1998. The date of commencement of the offering of such registered shares was June 23, 1998. The Company received the proceeds from the sale of primary shares. The managing underwriters in the offering were Raymond James & Associates, Inc. and Ragen MacKenzie Incorporated.

Information concerning the registered shares as of the date of this report is set forth below:


Title of Security:                                                                     Common Stock
Amount Registered:                                                                     2,350,000
Aggregate Price of the Offering Amount Registered:                                   $32,900,000
Amount Sold by the Company:                                                            1,562,500
Aggregate Offering Price of Amount Sold by the Company:                              $21,875,000
Amount Sold by Selling Shareholders:                                                     787,500
Aggregate Offering Price of Amount Sold by Selling Shareholders:                     $11,025,000

A reasonable estimate of the amount of the expenses incurred by the Company in connection with the issuance and distribution of the registered shares is as follows:

Underwriting Discounts and Commissions:         $ 1,531,250
Expenses Paid to or for Underwriters:               100,000
Other Expenses:                                   1,635,000
                                                -----------
Total                                           $ 3,266,250
                                                ===========

All of the expenses listed above were direct or indirect payments to others and not payments to directors, officers, affiliates (except in the case of Ragen MacKenzie Incorporated which received underwriting discounts and commissions) or 10% stockholders (or their associates) of the Company. The amount of net offering proceeds to the Company after the total expenses listed above was approximately $18,608,750. The Company used the net proceeds and available cash to pay down a portion of current short-term borrowings existing on June 26, 1998 and none of such payments were made to directors, officers, affiliates or 10% stockholders (or their associates) of the Company.

On July 27, 1998 the underwriters exercised their over-allotment option and purchased 347,100 shares, including 9,600 shares sold by the Company. The Company used the net proceeds and available cash from the Company Over-Allotment Option to pay down a portion of current short-term borrowings existing on July 27, 1998 and none of such payments were made to directors, officers, affiliates or 10% stockholders (or their associates) of the Company.

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11   Computation of Earnings Per Share*

     27   Financial Data Schedule

     * See Note 5 to the Notes to Condensed Consolidated Financial Statements.

(b)  Reports on Form 8-K

     The company filed no reports on Form 8-K during the quarter ended June 26, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      RAGEN MACKENZIE GROUP INCORPORATED
                                 (REGISTRANT)


DATE: AUGUST 10, 1998    BY:   /s/  Lesa A. Sroufe
                         ---------------------------------------
                              Lesa A. Sroufe
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


DATE: AUGUST 10, 1998    BY:  /s/ V. Lawrence Bensussen
                         ---------------------------------------
                              V. Lawrence Bensussen
                              Senior Vice President, Chief Financial Officer
                              and Secretary
                              (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT NUMBER           DESCRIPTION
-----------------------------------------------------

      11          Computation of Earnings per Share.*
      27          Financial Data Schedule.

* See Note 5 of the Company's Notes to Condensed Consolidated Financial
  Statements