Form 10-K
period 1998-09-25
RAGEN MACKENZIE GROUP INC
filed 1998-12-18
CIK 1020950

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-14243

                               ----------------

                      RAGEN MACKENZIE GROUP INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 WASHINGTON                                      91-1898738
        (STATE OR OTHER JURISDICTION                           (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

            999 THIRD AVENUE, SUITE 4300, SEATTLE, WASHINGTON 98104
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (206) 343-5000

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS:         NAME OF EACH EXCHANGE ON WHICH REGISTERED:
        --------------------         ------------------------------------------
    Common Stock, $.01 Par Value              New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of December 7, 1998, there were 13,307,340 shares of Common Stock, par value $.01 per share, of Ragen MacKenzie Group Incorporated (the "Company") issued and outstanding of which 11,397,339 shares were held by non-affiliates. The aggregate market value of such Common Stock held by non-affiliates, based on the closing market price of $12.00 on December 7, 1998, was approximately $136,768,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Proxy Statement filed with the Securities and Exchange Commission ("SEC") in connection with the Company's Annual Meeting of Shareholders to be held January 28, 1999 (the "Company's 1999 Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index beginning on page 39 of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       RAGEN MACKENZIE GROUP INCORPORATED

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1998

                               TABLE OF CONTENTS

ITEM                                                                                          PAGE
----                                                                                          ----
                                           PART I
 1.   Business...............................................................................   3
 2.   Properties.............................................................................  22
 3.   Legal Proceedings......................................................................  22
 4.   Submission of Matters to a Vote of Security Holders....................................  22
                                          PART II
 5.   Market for Registrant's Common Stock and Related Shareholder Matters...................  24
 6.   Selected Financial Data................................................................  25
 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  27
 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................  35
 8.   Financial Statements and Supplementary Data............................................  38
 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...  38
                                          PART III
10.   Directors and Executive Officers of the Registrant.....................................  38
11.   Executive Compensation.................................................................  38
12.   Security Ownership of Certain Beneficial Owners and Management.........................  38
13.   Certain Relationships and Related Transactions.........................................  38
                                          PART IV
14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  39
SIGNATURES...................................................................................  41
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE..................  42
EXHIBIT INDEX................................................................................  65

                                    PART I

ITEM 1. BUSINESS:

  This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. The words "believe", "expect", "intend", "anticipate", variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among other things, the general risks of the securities industry, risks of reduced revenue during periods of lower prices or reduced trading volume; dependence on, and ability to retain and recruit, key personnel; recent changes in management; risks relating to the departure of Brooks G. Ragen; dependence on proprietary research; significant fluctuations in quarterly results; regional concentration; competition; management of growth of new and existing businesses; and the risks relating to proprietary trading and correspondent brokerage services; risks of extension of credit; risks relating to regulation; risks relating to litigation and potential securities law liability; market, credit and liquidity risks associated with market-making, principal trading and underwriting activities, as well as other risks and uncertainties set forth in "--Additional Factors That May Affect Future Results."

GENERAL

  Ragen MacKenzie Group Incorporated ("RMGI"), a Washington corporation, was incorporated in April 1998 to serve as a holding company for all of the operations of Ragen MacKenzie Incorporated ("RMI"). RMI was incorporated as a Washington corporation in 1987, the year in which it succeeded to the business of Cable, Howse & Ragen, a Washington limited partnership formed in 1982. RMI is registered with the SEC as a broker/dealer and is a member firm of the New York Stock Exchange (the "NYSE"). On June 22, 1998, RMI merged with a wholly owned subsidiary of RMGI (the "Reorganization"). As a result of the Reorganization, RMGI operates as a holding company and is the sole shareholder of RMI, its sole subsidiary. On June 26, 1998, RMGI completed an initial public offering of its common stock. Unless the context otherwise requires, all references in this report to "Ragen MacKenzie" and the "Company" refer to RMGI and its predecessor and subsidiary, RMI.

  The Company's primary business is retail securities brokerage, which it conducts in its Seattle headquarters and 10 additional offices in Washington, Oregon and Alaska, which include four offices operated by independent contractors. This business is directly supported by the Company's proprietary research efforts, which are based on a value-oriented, contrarian approach to investing. The Company's research department covers approximately 100 publicly traded companies headquartered in the Pacific Northwest and maintains a recommended list of selected regional and national stocks (the "Recommended List"). Other aspects of the Company's business include proprietary trading of certain fixed income securities, institutional brokerage services, correspondent brokerage services and investment banking services. Revenues generated from the Company's retail securities brokerage services (excluding interest earned on retail brokerage customer account balances), proprietary trading of certain fixed income securities (excluding interest income on the related securities inventory), institutional brokerage services and correspondent brokerage services constituted 38.6%, 9.1%, 6.4% and 3.1%, respectively, of the Company's total revenues in fiscal 1998; revenues from investment banking services in fiscal 1998 were insignificant. The remaining percentage of total revenues in fiscal 1998 consists primarily of interest income earned on retail brokerage customer account balances.

BROKERAGE SERVICES

 Retail Brokerage

  The Company's approach to the retail brokerage business is to attract and retain highly productive, experienced brokers in selected cities throughout the Pacific Northwest. The Company's retail brokerage business has developed by establishing and maintaining relationships with high net worth individuals. RMI, a full-service brokerage firm, offers its customers brokerage services relating to corporate equity and debt securities and U.S. government and municipal securities, including stocks followed by RMI's research analysts and underwritings in which RMI participates in the underwriting syndicate. The Company's retail brokers focus on recommending the purchase and sale of stocks and bonds, particularly based on current purchase and sale recommendations on the Recommended List. The Company has not historically offered its customers proprietary products, such as mutual funds or other types of products created by other investment banks. Commissions are charged on agency transactions in listed securities and securities traded on the Nasdaq National Market ("Nasdaq"). In addition to retail commissions, RMI generates fee revenue from asset-based investment advisory services paid by retail clients in lieu of commissions or sales credits on each transaction. When RMI executes transactions as a principal, it charges markups or markdowns in lieu of commissions. See "--Principal Transactions--Market-Making and Other Transactions." During fiscal 1996, 1997 and 1998, revenues from RMI's retail brokerage activities, excluding interest earned on retail brokerage customer balances, constituted approximately 43.8%, 42.1% and 38.6%, respectively, of the Company's total revenues.

  The Company has been able to recruit and retain experienced and productive brokers who seek to establish and maintain personal relationships with high net worth individuals. The Company generally does not hire inexperienced brokers or trainees to work as retail brokers. The Company believes that its performance-based equity incentive compensation has been a key component in its ability to recruit new brokers. The Company believes that continuing to add experienced, highly productive brokers is an integral part of its growth strategy.

  In addition to executing transactions, Ragen MacKenzie provides services to individual investors, including portfolio strategy, research services and investment advice, as well as other services such as sales of restricted securities. Certain of Ragen MacKenzie's retail brokers exercise discretionary authority over investment decisions in certain customer accounts. Trades in these accounts are generally based on the Recommended List.

  The Company conducts its retail brokerage operations through seven offices in Washington and Oregon. Most of the Company's retail clients are located in the Pacific Northwest. The following table sets forth as of September 25, 1998, the location of the Company's retail offices, the fiscal year each office opened and the number of retail brokers in each office:

                                                     FISCAL YEAR    NUMBER OF
   LOCATION OF RETAIL OFFICE                        OFFICE OPENED RETAIL BROKERS
   -------------------------                        ------------- --------------
   Seattle, Washington.............................     1982            36
   Bellevue, Washington............................     1990            13
   Portland, Oregon                                     1991            11
   Tacoma, Washington..............................     1991             4
   Walla Walla, Washington.........................     1991             6
   Bend, Oregon....................................     1995             5
   Eugene, Oregon..................................     1996             4

  The Company has contractual arrangements with 11 independent contractors that operate offices located in Fairbanks, Alaska, and Mt. Vernon, Anacortes and Mill Creek, Washington using the Ragen MacKenzie name. These offices were established in the late 1980s, prior to the expansion of the Company's retail operations through Company-owned offices. The Company provides research, management, compliance and clearing services for these offices in return for a portion of gross retail revenues. These offices, in turn, are responsible for their own operating expenses. All of the brokers in these offices are registered as associated persons of RMI, and RMI is responsible for supervising their securities activities.

 Institutional Brokerage

  The Company's institutional brokerage strategy is to leverage the research department's coverage of companies headquartered in the Pacific Northwest to provide value-added, niche-oriented brokerage service to a variety of institutional customers throughout the United States. The Company provides institutional customers with research, trading and sales services in Nasdaq and exchange-listed equity securities, and distributes equity securities in connection with offerings underwritten by RMI. The Company's institutional customers include banks, retirement funds, mutual funds, investment advisors and insurance companies. The Company provides services to a nationwide institutional client base, as well as several institutional customers located in Europe. The Company currently has six institutional brokers. The Company employs a NYSE floor broker and two listed equity traders who work with other broker-dealers, institutions and the Company's floor broker to facilitate institutional trades and retail customer block trades. The Company generally seeks to hire professionals with relevant experience and develop them into successful institutional brokers rather than relying on institutional brokers trained by other firms. During fiscal 1998, revenues from RMI's institutional brokerage activities constituted approximately 6.4% of the Company's total revenues.

  The Company believes that a significant portion of its institutional brokerage commissions are received as a consequence of providing institutions with research reports and services regarding specific corporations and industries, particularly in the Pacific Northwest, and securities market information. The Company utilizes its trading knowledge and expertise, and active trading focus on Pacific Northwest stocks, to provide institutional clients with value-added service. The Company's total institutional commission revenues are ultimately dependent on institutional clients' assessment of the value of the research services and trading expertise provided by the Company.

PRINCIPAL TRANSACTIONS

 Market-Making and Other Transactions

  The Company engages in trading as a principal when it executes trades in Nasdaq equity securities or other over-the-counter ("OTC") securities as a market-maker, and in municipal bonds, corporate debt and U.S. government and agency securities. The Company receives, in lieu of commissions, markups or markdowns that constitute revenues from principal transactions when it executes transactions on a principal basis. Principal transactions with customers are generally effected at a net price within or equal to the current interdealer price plus or minus a markup or markdown. The Company generally does not take a significant inventory position in any single equity, municipal or corporate debt security, as the trading department's objective is to facilitate sales to customers and to other dealers, not to generate profits based on trading for the Company's own account.

  Revenues from principal transactions depend on the general trend of prices and the level of activity in the securities market, employee skill in market-making activities and inventory size. Trading activities carried out as a principal require a commitment of capital, and create an opportunity for profit and risk of loss due to market fluctuations. As of September 25, 1998, the Company made markets in the common stock or equity securities of approximately 93 companies that were traded on Nasdaq, and approximately 16 companies that were traded otherwise in the OTC market. The Company's market-making activities are concentrated in Pacific Northwest stocks that are followed by Ragen MacKenzie's research department. See "--Additional Factors That May Affect Future Results--General Risks of the Securities Industry."

 Proprietary Trading

  Ragen MacKenzie maintains a dealer-to-dealer zero coupon trading desk that makes markets and maintains inventory in odd-lot U.S. government and agency zero coupon bonds and related securities. The Company also has a trading desk that trades collateralized mortgage obligations ("CMOs") with other broker-dealers or banks. Rather than trading a wide variety of securities in direct competition with Wall Street firms, the Company has developed a niche strategy in the proprietary trading of fixed-income securities traded by these two desks. In its trading activities, Ragen MacKenzie generally acts as a wholesaler, buying round-lot and odd-lot positions, selling odd-lot positions, and acting as a market-maker in odd-lot positions. The majority of the Company's counterparties in these transactions are other broker-dealers or banks. The Company's proprietary trading operations seek to generate profits based on trading spreads, rather than through the facilitation of sales to customers or speculation on the direction of the market. During fiscal 1998, revenues from RMI's proprietary trading activities constituted approximately 9.1% of the Company's total revenues, excluding interest income on the related securities inventory.

  The level of positions carried in Ragen MacKenzie's trading accounts fluctuates significantly. The size of the securities positions on any one date may not be representative of the Company's exposure on another date because the securities positions vary substantially depending on economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume. The aggregate value of inventories that the Company may carry is limited by certain requirements of the Net Capital Rule (as hereinafter defined). See "--Net Capital Requirements."

  The Company has established procedures designed to reduce the risks of its proprietary trading activities. In particular, it employs a hedging strategy for both its CMO and zero coupon trading desks that is designed to insulate the net value of its trading inventory from fluctuations in the general level of interest rates. However, it is not possible to hedge completely the risks associated with interest rate fluctuations for some of the fixed income securities that the Company trades, primarily because the price movements of financial instruments typically used to hedge long positions in such securities may not precisely mirror the price movements of the hedged securities under all market conditions. In addition to its hedging procedures, the Company seeks to mitigate the various risks associated with its proprietary trading activities by avoiding positions in those CMOs that are most sensitive to changes in interest rates and by subjecting its trading inventory positions and profit and loss statements to daily review by senior management of RMI. Senior management reviews the profit and loss and inventory positions of the CMO and zero coupon trading desks daily. There can be no assurance, however, that such procedures will prevent any such loss, and any such loss could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See "Item 7A. Quantitative And Qualitative Disclosures About Market Risk" and "--Additional Factors That May Affect Future Results--Risks of Proprietary Trading."

CORRESPONDENT BROKERAGE SERVICES

  The Company provides clearing services on a fully disclosed basis to 17 correspondent firms principally located in the Pacific Northwest. In a fully disclosed clearing transaction, the identity of the correspondent's client is known to Ragen MacKenzie, and Ragen MacKenzie performs a variety of services for the correspondent, including integrated trade execution, clearing, maintaining custody of certain assets of the correspondent's clients, mailing confirmation and monthly statements and other customized services. Correspondents also receive information and recommendations provided by Ragen MacKenzie's research department, including the Recommended List. Although revenues from correspondent brokerage services comprise a relatively small percentage of total revenues from year to year, a substantial portion of the expenses associated with correspondent brokerage services are fixed, and therefore changes in revenues associated with these services may have a disproportionate effect on net income. During fiscal 1998, revenues from RMI's correspondent brokerage services constituted approximately 3.1% of the Company's total revenues. The Company believes that its competitive strengths in this business are its ability to perform the physical trade execution and clearing functions that are typical in such relationships, and its provision of its market-making capabilities and proprietary research products to its correspondent clients.

INVESTMENT BANKING AND UNDERWRITING

  The Company's investment banking strategy is directed at building a balanced mix of corporate security underwriting, private financings and financial advisory services with a geographical focus on the Pacific Northwest. During fiscal 1998, investment banking services constituted an insignificant percentage of the Company's total revenues.

 Underwriting

  Ragen MacKenzie participates in corporate securities distributions as a member of an underwriting syndicate or of a selling group and, from time to time, acts as a co-manager of an underwriting syndicate. The

Company's syndicate department coordinates the distribution of co-managed equity underwritings, accepts invitations to participate in underwritings managed by other investment banking firms and allocates Ragen MacKenzie's selling allotments to its retail offices and institutional clients.

  Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriter or selling group member may incur losses if it is forced to resell the securities it is committed to purchase at less than the agreed purchase price. In addition, under the federal securities laws, other statutes and court decisions with respect to underwriters' liabilities and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings.

 Financial Advisory Services

  Ragen MacKenzie also assists in arranging mergers, acquisitions and divestitures and on occasion engages in structuring, managing and marketing private offerings of corporate securities. The Company also has the capability to provide fairness opinions, valuations and financial consulting services.

INTEREST INCOME AND CUSTOMER FINANCING

  A significant portion of the Company's revenues are derived from net interest income, the major portion of which relates to customer account balances. Customer transactions are effected on either a cash or a margin basis. Cash-basis purchases require full payment by the designated settlement date, generally the third business day following the transaction date. The Company is at risk if a customer fails to settle a trade and the value of the securities declines on a purchase transaction or increases on a sales transaction subsequent to the transaction date.

  In margin transactions, the Company extends credit to the customer, which is collateralized by securities and cash in the customer's account, and receives income from interest charged on the extension of credit. The customer is charged for such margin financing at interest rates based on the broker's call rate (the prevailing interest rate charged by banks on secured loans to broker-dealers), plus an additional amount, depending on the average net debit balance in the customer's accounts, the activity level in the accounts and the applicable cost of funds. The Company's interest revenues are affected by the volume of customer borrowing and prevailing interest rates.

  Margin lending by the Company is subject to the margin regulations ("Regulation T") of the Board of Governors of the Federal Reserve System, NYSE margin requirements and the Company's internal policies, which in many instances are more stringent than Regulation T and the NYSE requirements. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of a particular security to a percentage of the purchase price (generally 50% for equity securities). Furthermore, in the event of a decline in the value of the collateral, the NYSE regulates the percentage of customer cash or securities that must be on deposit at all times as collateral for the loans. The Company is subject to the risk of a market decline, which could reduce the value of its collateral below the customer's indebtedness before the collateral could be sold. Agreements with margin account customers permit the Company to liquidate customers' securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite such agreements, the Company may be unable to liquidate customers' securities for various reasons, including that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged, or a stop order is issued with regard to pledged securities. See "--Additional Factors That May Affect Future Results--General Risks of the Securities Industry."

  Customers will at times accumulate credit balances in their accounts as a result of dividend payments, interest or principal on securities held, funds received in connection with sales of securities and cash deposits made by customers pending investment. Ragen MacKenzie pays interest on such credit balances pending investment of such funds. The Company uses available credit balances to lend funds to customers purchasing securities on margin. Excess customer credit balances are invested in securities purchased under agreements to resell ("reverse repurchase agreements"), all of which were obligations of the U.S. government and its agencies, held in a segregated cash account for the benefit of customers in accordance with applicable regulations or invested on behalf of customers in a cash management account. The Company generates net interest income from the positive interest rate spread between the rate earned from margin lending and alternative short-term investments and the rate paid on customer credit balances.

  RMI is a member of the Securities Investor Protection Corporation ("SIPC"), which protects customer accounts held by RMI of up to $500,000 each (limited to $100,000 for claims for cash) in the event of the Company's liquidation. Additionally, RMI maintains insurance coverage in order to insure customer accounts up to $14.5 million in excess of SIPC coverage per customer. There is no SIPC coverage for the accounts of officers, directors or beneficial owners of 5% or more of any class of equity security of the Company.

 Security Repurchase Activities

  Repurchase agreements are used to finance the Company's securities inventory, while reverse repurchase agreements are used to invest monies for the exclusive benefit of customers and to cover short positions in the Company's trading of debt securities. The Company is at risk to the extent that it does not properly match the contracts, or its counterparties are unable to meet their obligations, especially during periods of rapidly changing interest rates and fluctuations in market conditions. The Company generally takes physical possession of securities purchased under agreements to resell, which agreements provide the Company with the right to maintain the relationship between the market value of the collateral and the securities sold under repurchase agreements as a means of financing portions of its trading inventories and facilitating hedging transactions. See "Item 7A. Quantitative And Qualitative Disclosures About Market Risk."

RESEARCH

  The Company uses its proprietary equity research products to support a large portion of its business. Ragen MacKenzie's research department, which currently consists of nine professional research analysts, embraces a value-oriented, contrarian approach to investing. This approach is based on an analysis of economic fundamentals, using among other tools price-to-earnings multiples and price-to-book value comparisons relative to historic valuations and the research department's own earnings forecasts. The Company relies primarily on proprietary research products, rather than on research products purchased from independent research organizations. The Company's research analysts generally provide coverage for companies in more than one industry, but apply similar criteria to each company they follow. The Company believes that the services provided by the research department have a significant impact on virtually all of Ragen MacKenzie's revenue-generating activities, including retail and institutional brokerage, market-making and investment banking.

 Recommended List

  The Company's value-oriented Recommended List is national in scope and principally serves the Company's retail brokerage customers. The Recommended List focuses on stocks that are out of favor due to reduced or below average consensus expectations of a company's prospects and attempts to maintain a disciplined approach by establishing purchase price limits and making sell recommendations when target prices are achieved. This investment philosophy is based on the premise that depressed stocks may offer a lower risk profile upon a negative outcome, yet offer superior return opportunities to investors if future prospects are brighter than earlier thought. The Recommended List is not distributed publicly but is made available only to the Company's retail brokers, independent contractors, retail customers and correspondents.

  The Company's management believes that its research philosophy and Recommended List have been a significant element in the growth and profitability of its retail equity business since being adopted by the Company in 1988, and have contributed to Ragen MacKenzie's ability to attract and retain retail brokers. The Recommended List contains buy, hold or sell recommendations for a limited number of stocks and generally does not include ongoing recommendations of Pacific Northwest stocks covered by the Company's analysts.

 Pacific Northwest Regional Equity Research

  The Company believes that a significant portion of its institutional equity brokerage business is attributable to its Pacific Northwest regional equity research. Ragen MacKenzie analysts closely track approximately 100 publicly traded companies headquartered in the Pacific Northwest and work to provide investors with up-to-date, value-added analysis and advice. The Company believes that its proximity to and niche focus on Pacific Northwest companies in many cases provides it with a competitive advantage over broker-dealers headquartered outside the region. The Company makes its analysts' reports on Pacific Northwest companies publicly available. The Company's analysts work closely with sales and trading professionals to provide its institutional investor customers with current company and industry analysis.

  In addition to publishing its written research, Ragen MacKenzie hosts frequent research forums where Pacific Northwest companies make presentations, and in 1998 hosted its 17th Annual Pacific Northwest Conference. These annual conferences highlight selected publicly traded companies in the region, and have been held in Seattle, Washington and Portland, Oregon.

ACCOUNTING, ADMINISTRATION AND OPERATIONS

  The Company's accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, the Company's information and telecommunications systems and processing the Company's securities transactions. Operations department managers have worked on average more than 20 years in the securities industry. The Company utilizes its own facilities and management information systems department, and the services of an outside software provider under a servicing contract, for the electronic processing relating to recording all data pertinent to securities transactions and general accounting. The Company believes that its communications and information systems are sufficient to accommodate its growth in the near term; however, the Company believes anticipated future growth may require implementation of new and enhanced communications and information systems and training of personnel to operate such systems. Any difficulty or significant delay in the implementation or operation of existing or new systems, the integration of management and other personnel or the training of personnel could adversely affect the Company's ability to manage growth. See "--Additional Factors That May Affect Future Results--Dependence on Systems."

COMPETITION

  The securities industry is intensely competitive. Ragen MacKenzie competes directly with national and regional full-service broker-dealers and a broad range of other financial service firms. Many of the Company's competitors have substantially greater capital and financial and other resources, and greater name recognition, than the Company. In addition, the Company competes for assets with a variety of broker-dealers and financial entities, including mutual funds, which have enjoyed significant growth in recent years as many retail investors have sought the diversification and other perceived benefits available from such investment vehicles.

  Competition has intensified as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. Such mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than the Company. Many of these firms, because of their significantly greater financial capital and scope of operations, are able to offer their customers more product offerings, broader research capabilities, access to international markets and other products and services not offered by the Company, which may provide such firms with competitive advantages over the Company. The increasing competition and consolidation in the Company's principal businesses could strengthen the Company's competitors and adversely affect the Company's business.

  The Company also faces competition from companies offering discount and/or electronic brokerage services, including brokerage services provided over the Internet. These services represent a rapidly expanding segment of the securities industry. These competitors may have lower costs or provide fewer services, and may offer their customers more favorable commissions, fees or other terms than those offered by the Company.

Commissions charged to customers of discount and electronic brokerage services have steadily decreased over the past several years, and the Company expects such decreases to continue. There can be no assurance that the rapid development of discount and/or electronic brokerages and the decrease of commissions at such brokerages will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

  The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel, and relative prices of services and products offered. The Company and many of its competitors use direct solicitation of potential customers as a means of increasing business and furnish investment research publications in an effort to attract existing and potential clients. Many of the Company's competitors also engage in advertising programs, which the Company does not use to any significant degree.

  The Company believes that its ability to compete for retail customers depends largely upon the skill, reputation and experience of its retail brokers and the perceived value of its research product. The Company believes that these assets will continue to prove attractive to a segment of the investing public which prefers the advice and personal relationship available from a full-service broker-dealer, and which is comfortable dealing with an established regional firm. However, there can be no assurance that these factors will continue to enable the Company to remain competitive.

REGULATION

  The Company's business and the securities industry in general are subject to extensive regulation in the United States at both the federal and state levels, as well as by self-regulatory organizations ("SROs").

  In the United States, the SEC is the federal agency primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other United States institutions. RMI is registered as a broker-dealer and investment adviser with the SEC. Certain aspects of broker-dealer regulation has been delegated to securities-industry SROs, principally the NASD and as the NYSE. The NYSE has been designated by the SEC as RMI's primary regulator. These SROs adopt rules (subject to SEC approval) that govern the industry, and, along with the SEC, conduct periodic examinations of RMI's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. RMI is registered as a broker-dealer in all states and the District of Columbia.

  Broker-dealers are subject to regulations covering all aspects of the securities industry, including sales practices, trade practices among broker-dealers, capital requirements, the use and safekeeping of customers' funds and securities, record-keeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent unlawful trading on material nonpublic information, employee-related matters, including qualification, and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the relationship between broker-dealers and customers are subject to regulation, including, in some instances, "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

  As an investment adviser registered with the SEC, RMI is subject to the requirements of the Investment Advisers Act of 1940, as amended, and the SEC's regulations thereunder, as well as state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or nonrefundable fees to clients, record-keeping and reporting requirements, disclosure requirements and limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general antifraud prohibitions. Pursuant to the National Securities Markets Improvement Act of 1996 and the Investment Advisors Supervision Coordination Act, and the provisions thereunder, investment advisors such as RMI with more than $25 million of assets under management are regulated solely by the SEC and are no longer regulated by the states.

  RMI also is subject to "Risk Assessment Rules" imposed by the SEC. These rules require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies, procedures and systems and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the broker-dealers' financial and operational condition.

  Additional legislation, changes in rules promulgated by the SEC, state regulatory authorities or SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SROs and state securities commissions may conduct administrative proceedings, which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulating and disciplining broker-dealers is the protection of customers and the securities markets, rather than the protection of creditors and shareholders of broker-dealers.

  As a registered broker-dealer, RMI is required to establish and maintain a system to supervise the activities of its retail brokers, including its independent contractor offices, and other securities professionals. The supervisory system must be reasonably designed to achieve compliance with applicable securities laws and regulations, as well as SRO rules. The SROs have established minimum requirements for such supervisory systems; however, each broker-dealer must establish procedures that are appropriate for the nature of its business operations. Failure to establish and maintain an adequate supervisory system may result in sanctions imposed by the SEC or an SRO that could limit RMI's ability to conduct its securities business. Moreover, under federal law, and certain state securities laws, RMI may be held liable for damages resulting from the unauthorized conduct of its account executives to the extent that RMI has failed to establish and maintain an appropriate supervisory system.

  As part of its regular examination cycle, the NYSE and the NASD Regulation (the "NASDR") inspected RMI in 1997. Following these inspections, various issues primarily regarding registration and bookkeeping requirements, order execution procedures and supervision relating to such requirements and procedures were referred to the NYSE and the NASDR enforcement divisions for further consideration. In addition, the SEC is also aware of the issues raised by these inspections. The NYSE and the NASDR enforcement divisions are considering what further steps, if any, to take. Those steps could include a determination that no enforcement proceeding is appropriate, undertaking further inquiries, or commencing an enforcement proceeding. Although the Company believes that there are defenses in connection with these issues, based on communications with the NYSE and the NASDR enforcement divisions, the Company believes that NASDR and NYSE enforcement proceedings will be commenced. If one or more enforcement proceedings were commenced and one or more proceedings were to result in a conclusion that RMI or its employees, including executives with ultimate supervisory responsibility, violated or failed to enforce securities rules or regulations, sanctions for such violations could range from a letter of caution or censure, to financial costs and penalties or various limitations on firm or employee activity, including individual suspensions. There can be no assurance that such sanctions, including suspensions of the Company's employees or executives, would not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. Although the Company believes that there are defenses in connection with these issues, the Company has held settlement discussions with the NYSE and the NASDR enforcement divisions. A settlement would involve the simultaneous initiation and resolution of enforcement proceedings. There can be no assurance that these discussions will result in a settlement, or that, if a settlement is reached, the settlement would not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

NET CAPITAL REQUIREMENTS

  As a registered broker-dealer and member of the NYSE, RMI is subject to Rule 15c3-1 (the "Net Capital Rule") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which has also been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

  Net capital is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principals), plus qualifying subordinated borrowings, less the value of all of a broker-dealer's assets that are not readily convertible into cash (such as goodwill, furniture, prepaid expenses, exchange seats and unsecured receivables), and further reduced by certain percentages (referred to as "haircuts") of the market value of a firm's securities to reflect the possibility of a market decline prior to disposition.

  RMI has elected to compute net capital under the alternative method of calculation permitted by the Net Capital Rule. Under this alternative method, RMI is required to maintain minimum net capital, as defined in the Net Capital Rule, equal to the greater of $1,000,000 and 2% of the amount of "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule 15c3-3 under the Exchange Act). Generally, aggregate debit items are assets that have as their source customer transactions, and consist primarily of margin loans. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and other regulatory bodies, and ultimately may require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer. For example, the Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and payments in respect of subordinated indebtedness principal if thereafter net capital would be less than 5% of aggregate debit items. Under NYSE Rule 326, a member firm is required to reduce its business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital in the following six months) is less than $312,500 or 4% of aggregate debit items. NYSE Rule 326 also prohibits the expansion of business if net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital in the following six months) is less than $375,000 or 5% of aggregate debit items for 15 consecutive days.

  The SEC's capital rules also (i) require that broker-dealers notify it and the NYSE, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if such withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer's excess net capital, (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related-party loans if after such distribution or loan the broker-dealer has net capital of less than $300,000 or 5% of aggregate debit items and certain other circumstances, and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities.

  Compliance with the Net Capital Rule could limit those operations of RMI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital, which, in turn, could limit the Company's ability to pay dividends, and redeem or purchase shares of its outstanding common stock.

  RMI has been in compliance at all times with all aspects of the Net Capital Rule. As of September 25, 1998, RMI was required to maintain minimum net capital, in accordance with SEC rules, of approximately $2.3 million and had total net capital (as so computed) of approximately $94.8 million, or approximately $92.5 million in excess of 2% of aggregate debit items and $89.2 million in excess of 5% of aggregate debit items.

EMPLOYEES

  As of September 25, 1998, the Company had approximately 295 full-time and part-time employees, of whom 79 were retail brokers. None of the Company's employees is covered by a collective bargaining arrangement. The Company believes that relations with its employees are good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact on the Company's business, financial condition, results of operations and cash flows.

 General Risks of the Securities Industry

  The securities industry, by its nature, is subject to numerous and substantial risks, including the risk of declines in price level and volume of transactions, losses resulting from the ownership, trading or underwriting of securities, risks associated with principal activities, the failure of counterparties to meet commitments, customer, employee or issuer fraud risk, litigation, customer claims alleging improper sales practices, errors and misconduct by brokers, traders and other employees and agents (including unauthorized transactions by brokers), and errors and failure in connection with the processing of securities transactions. Many of these risks may increase in periods of market volatility or reduced liquidity. In addition, the amount and profitability of activities in the securities industry are affected by many national and international factors, including economic, political and market conditions; broad trends in industry and finance; level and volatility of interest rates; legislative and regulatory changes; currency values; inflation; and availability of short-term and long-term funding and capital, all of which are beyond the control of the Company.

  Several current trends are also affecting the securities industry, including increasing consolidation, increasing use of technology, increasing use of discount and online electronic brokerage services, greater self reliance of individual investors and greater investment in mutual funds. These trends could result in the Company's facing increased competition from larger broker-dealers, a need for increased investment in technology, or potential loss of customers or reduction in commission income. There can be no assurance that these trends or future changes will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

 Risk of Reduced Revenue During Periods of Lower Stock Prices or Reduced Trading Volume

  The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparties to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market-making activities.

 Dependence on, and Ability to Retain and Recruit, Key Personnel

  The Company's business depends on the highly skilled, and often highly specialized, individuals it employs. Retention of research, sales and trading, management, investment banking and administrative professionals is particularly important to the Company's prospects. Highly skilled employees of brokerage firms, particularly traders, research analysts and retail and institutional brokers, are currently heavily recruited. The level of competition for key personnel has increased recently. The loss of a research or sales and trading professional or key manager, particularly a senior professional or manager with a broad range of contacts or clients, could materially adversely affect the Company's results of operations or cash flows.

  The Company believes that it will need to increase the number of its personnel to meet its growth objectives. Competition for employees with the qualifications desired by the Company is intense, especially with respect to research analysts and highly productive sales and trading professionals. The Company believes that continuing competition may cause its compensation costs to increase. The failure to recruit and retain new employees in a timely manner could materially adversely affect the Company's results of operations or cash flows.

  The Company depends on a number of key employees, including Lesa A. Sroufe, Chief Executive Officer, Robert J. Mortell, Jr., President and Chief Operating Officer, Mark A. McClure, Executive Vice President, V. Lawrence Bensussen, Chief Financial Officer, and John L. MacKenzie, an employee and a director. Although these employees, together with a number of other significant employees, have entered into limited noncompetition and nonsolicitation agreements, the majority of the Company's employees are not subject to noncompetition or nonsolicitation agreements that would prevent them from leaving and competing with the Company and soliciting clients of the Company. Prior to the IPO, the Company attempted to attract and retain employees by offering equity-based incentive compensation arrangements that were tied to the book value of the Company's common stock. Since the IPO, the value of stock options granted by the Company has been tied to the market value of the Company's common stock, which may fluctuate for a variety of reasons, including reasons unrelated to the Company's performance. There can be no assurance that the incentive compensation offered by the Company since the IPO will be as effective in recruiting and retaining personnel as were the Company's equity-based incentive compensation arrangements prior to the IPO, particularly if the market price of the Company's common stock declines or fails to appreciate sufficiently.

  The Company believes that the structure of its equity-based incentive compensation arrangements had, prior to the IPO, provided employees with disincentives to terminate employment, due to the Company's rights to repurchase, at book value, common stock of the Company held by employees, which has accounted in part for the Company's low historic turnover rate. Termination of the Company's repurchase rights, and increased liquidity for employees' shares of common stock of the Company, as a result of consummation of the IPO, may have substantially reduced the effectiveness of the Company's compensation arrangements in providing employees additional incentives to remain with the Company.

 Recent Changes to Management

  Although the Company's senior executives worked together at RMI for several years, RMI changed its Chief Executive Officer twice in the past two and one-half years. Brooks G. Ragen served as RMI's Chief Executive Officer from June 1987 to September 1996, at which time he resigned from that position as part of a succession of management. Mr. Ragen remained as a director of RMI until May 1998. Upon Mr. Ragen's resignation as Chief Executive Officer in 1996, Stanley G. Freimuth, one of the Company's most productive brokers and the manager of the Company's second largest office, in Bellevue, Washington, was named Chief Executive Officer. Mr. Freimuth oversaw the Company's evaluation of its strategic alternatives and, upon completion of this process and the decision to pursue the IPO, Mr. Freimuth chose to resign and to continue servicing his brokerage clients and managing the Company's Bellevue office; Mr. Freimuth worked with management to determine his successor. Lesa A. Sroufe was named Chief Executive Officer in February 1998 in order to oversee the Company's transition toward becoming a public company. There can be no assurance that these changes in management will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. In addition, there can be no assurance that management will be able to successfully implement the Company's growth strategy or that such strategy will be effective. The inability of management to succeed in such efforts could have an adverse effect on the Company's business, financial condition, results of operations or cash flows.

 Risks Relating to the Departure of Brooks G. Ragen

  Brooks G. Ragen, a founder of RMI's predecessor, RMI's former Chairman and Chief Executive Officer, a senior, highly productive retail broker with RMI and a large shareholder of the Company, has entered into a 36-month agreement that commenced upon effectiveness of the IPO pursuant to which he intends to establish and be employed by a newly formed company that will serve as a correspondent of RMI. A correspondent is an independent broker-dealer that contracts with RMI to clear and execute securities transactions on behalf of the correspondent's customers on a fully disclosed basis, and to maintain possession or control of all account assets of the correspondent's customers. Mr. Ragen will leave the employ of the Company on December 31, 1998. The Company believes that in connection with Mr. Ragen's departure, Mr. Ragen or his new company intends to hire in addition to Mr. Ragen seven current or former employees of RMI, one of whom is a registered broker. Mr. Ragen and his current client service team's production accounted for approximately $2.9 million (2.9%) and $2.8 million (3.2%) of RMI's total revenues in fiscal years 1998 and 1997, respectively, and it is estimated that Mr. Ragen's activities accounted for a similar percentage of net income during those periods. Most of Mr. Ragen's customers, several of which have historically been significant customers of RMI, have provided notice to RMI that they will become customers of Mr. Ragen's new company, a correspondent of RMI. Accordingly, the Company expects the departure of Mr. Ragen to result in the loss of current customers, and it may result in the loss of potential new customers. There can be no assurance that a change in the nature of Mr. Ragen's relationship with the Company will not, by reason of the loss of retail brokerage clients, corporate finance referrals, or otherwise, have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

 Dependence on Proprietary Research

  A significant portion of the Company's retail and institutional brokerage and correspondent business is derived from recommendations made by the Company's research department. If an investment strategy derived from the buy and sell recommendations made by the Company's research department were to underperform key market indices, if clients or brokers otherwise perceived less value in the Company's research or if the Company's research department decreased the number of buy and sell recommendations, the volume of the Company's business could decline, resulting in a loss of clients or brokers or difficulties in attracting new clients or brokers. In addition, there can be no assurance that the Company will be able to retain the services of key members of its research department. Any decline in the perceived value of the Company's research or in the number of recommendations or the loss of key members of the Company's research department could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

 Significant Fluctuations in Quarterly Operating Results

  The Company's revenues and operating results may fluctuate from quarter to quarter and from year to year due to a variety of factors, including the volume of retail and institutional brokerage transactions (as affected in part by the number of buy and sell recommendations made by the Company's research department), market conditions, the performance of stocks recommended by the Company to retail and institutional clients, results of proprietary trading, variations in expenditures for personnel, litigation expenses and the expenses of expanding existing, and entering new, businesses. The Company could experience declines in net income or losses if demand for its services declines more quickly than the Company's ability to change its cost structure. The Company's selective approach to the expansion of its retail brokerage business may also result in a lack of predictability in revenues and income growth. Due to the foregoing and other factors, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis.

 Regional Concentration

  Most of the Company's customers, in particular in the retail brokerage and correspondent businesses, are located in the Pacific Northwest. In addition, the Company's research covers approximately 100 Northwest companies, many of which are in the software, high-technology, biotechnology, retail, aerospace or natural resources industries. Any significant business disruption or economic downturn that particularly affects clients or companies in the Pacific Northwest or the health of the industries concentrated in that region could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

 Competition

  The securities industry is intensely competitive. Ragen MacKenzie competes directly with national and regional full-service broker-dealers and a broad range of other financial service firms. Many of the Company's competitors have substantially greater capital and financial and other resources, and greater name recognition, than the Company. In addition, the Company competes for assets with a variety of broker-dealers and financial entities, including mutual funds which have enjoyed significant growth in recent years as many retail investors have sought the diversification and other perceived benefits available from such investment vehicles.

  Competition has intensified as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. Such mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than the Company. Many of these firms, because of their significantly greater financial capital and scope of operations, are able to offer their customers more product offerings, broader research capabilities, access to international markets and other products and services not offered by the Company, which may provide such firms with competitive advantages over the Company. The increasing competition and consolidation in the Company's principal businesses could strengthen the Company's competitors and adversely affect the Company's business.

  The Company also faces competition from companies offering discount and/or electronic brokerage services, including brokerage services provided over the Internet. These services represent a rapidly expanding segment of the securities industry. These competitors may have lower costs or provide fewer services, and may offer their customers more favorable commissions, fees or other terms than those offered by the Company. Commissions charged to customers of discount and electronic brokerage services have steadily decreased over the past several years, and the Company expects such decreases to continue. There can be no assurance that the rapid development of discount and/or electronic brokerages and the decrease of commissions at such brokerages will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See "--Competition."

 Management of Growth of New and Existing Businesses

  The Company plans to expand through internal growth and, when the opportunity arises, may expand through acquisitions into related businesses, which may include businesses in which the Company may not have prior experience. Any such expansion could require significant capital resources and divert management's attention from the Company's existing businesses. There can be no assurance that the Company will be able to attract the personnel or expertise necessary for any such expansion, or that any such expansion will be successful. The failure of any such expansion could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. Over the past several years, the Company has experienced growth in its business activities and the number of its employees. Ongoing growth will require the addition of new personnel, particularly retail brokers. There can be no assurance that management will be able to manage the Company's growth effectively, and any such failure could have an adverse effect on the Company's business, financial condition, results of operations or cash flows.

  The Company's growth has required and will continue to require increased investment in management personnel, financial and management systems and controls, and facilities, which, in the absence of continued revenue growth, would cause the Company's operating margins to decline from current levels. In addition, as is common in the securities industry, the Company is and will continue to be highly dependent on the effective and reliable operation of its communications and information systems. The Company believes that significant future growth may require implementation of new and enhanced communications and information systems and training of its personnel to operate such systems. In addition, the scope of procedures for ensuring compliance with applicable regulations and NASD rules have changed as the size and complexity of the Company's business has changed. Further growth may require the Company to implement additional compliance procedures. Any difficulty or significant delay in the implementation or operation of existing or new systems, or compliance procedures, or the training of personnel, could adversely affect the Company's ability to manage growth. See "--Accounting, Administration and Operations."

 Risks of Proprietary Trading

  The Company engages in proprietary trading of certain fixed income securities, including U.S. government and agency zero coupon bonds and certain types of CMOs. In its trading activities, the Company generally acts as a wholesaler, buying round-lot and odd-lot positions, selling round-lot and odd-lot positions, and acting as a market-maker in odd-lot positions. In such transactions, the Company acts as a principal, undertaking the risk of a change in the price of such securities or being unable to resell such securities or cover short positions. These risks are exacerbated by the relative illiquidity of many of the securities that the Company trades, and by the Company's trading of CMOs, which can be more volatile than other securities as a result of the uncertainty of the timing of the cash flows from the residential mortgages that underlie such securities. Any losses from the Company's proprietary trading activities, including as a result of unauthorized trading by employees of the Company, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

  It is not possible to hedge completely the risks associated with interest rate fluctuations for many of the fixed income securities that the Company trades, primarily because the price movements of financial instruments typically used to hedge long positions in such securities may not precisely mirror the price movements of the hedged securities under all market conditions. Consequently, there can be no assurance that any procedures to prevent such loss will be successful. Any such loss could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See "--Principal Transactions--Proprietary Trading" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.'

 Risk Relating to Correspondent Brokerage Services

  RMI acts as a clearing broker for 17 correspondent firms. These correspondents, also known as "introducing brokers," are licensed broker-dealers which operate sales offices and depend on RMI for back-office operations, including the execution and clearance of all trades. RMI does not supervise the sales practices of introducing brokers. The Company's clearing agreement with its correspondents requires the introducing brokers to indemnify and hold RMI harmless against any claims that may result from the sales practices of the introducing brokers. However, there can be no assurance that the Company will be adequately protected by virtue of such indemnity obligations against damages that may result from misconduct by introducing brokers.

  In addition, all accounts introduced by correspondents are carried on the books of RMI. RMI is responsible to such customers for any errors it may commit in executing trades on their behalf. Errors in performing clearing functions or reporting could lead to civil penalties imposed by the SEC, NASD, NYSE and other regulatory bodies. Errors in the clearing process also may lead to civil liability for actions in negligence brought by parties who are financially harmed as a result of clerical errors related to the handling of customer funds and securities. There can be no assurance that any of such errors will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. Any extensions of credit to such customers are the responsibility of RMI and expose the Company to risk of loss. See "--Risks of Extension of Credit." The term "customers," as used in this Annual Report on Form 10-K, refers to clients of RMI, or to clients of correspondents, depending on the context.

  The expenses associated with correspondent brokerage services are generally fixed, and therefore any loss of revenues associated with these services may have a disproportionate effect on net income. A small number of correspondents account for a significant portion of the Company's correspondent business, and the Company has not entered into long-term contracts with its correspondents. The loss of any of these significant correspondents could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

 Potential Losses Due to Fraud or Mistakes

  The Company is exposed to the risk of significant losses as a result of customer fraud, employee errors, misconduct and fraud (including unauthorized transactions by traders) and failures in connection with the processing of securities transactions. There can be no assurance that the Company's risk management procedures and internal controls will prevent such losses from occurring.

 Risks of Extension of Credit

  In connection with its clearing and execution services, the Company makes margin loans to its customers and correspondents' customers that are collateralized by securities of the recipients of such margin loans, and periodically borrows securities to cover trades. By permitting the purchase of securities on margin, the Company is subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by the Company could fall below the amount of a customer's indebtedness secured by such collateral. The Company also from time to time extends credit to its correspondents to support their trading activities. Correspondents may not have sufficient capital to repay their obligations to the Company. In the normal course of business, the Company's customer and correspondent clearing activities also obligate the Company to settle transactions with brokers and other financial institutions even if its customers fail to meet their obligations to the Company. Although customers are required to complete their transactions on a specified settlement date (generally three business days after the trade date), the Company may incur losses if such obligations are not met. In addition, in accordance with regulatory guidelines, the Company collateralizes borrowings of securities by depositing cash or securities with lending institutions. Failure to maintain cash deposit levels at all times at least equal to the value of the related securities can subject the Company to risk of loss should there be sharp changes in market values of substantial amounts of securities or parties to the borrowing transactions fail to honor their commitments. See "--Interest Income and Customer Financing."

 Regulation

  The SEC, the NYSE and various other regulatory agencies have stringent rules with respect to the protection of customers and maintenance of specified levels of net capital by broker-dealers. See "--Regulation" and "--Net Capital Requirements." The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. governmental regulators or SROs. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other federal and state governmental authorities and SROs.

  RMI is subject to periodic examination by the SEC, SROs and various state authorities. RMI's sales practice operations, record-keeping, supervisory procedures and financial position may be reviewed during such examinations to determine if they comply with the rules and regulations designed to protect customers and protect the solvency of broker-dealers. Examinations may result in the issuance of a letter to RMI noting perceived deficiencies and requesting RMI to take corrective action. Deficiencies could lead to further investigation and the possible institution of administrative proceedings, which may result in the issuance of an order imposing sanctions upon RMI and/or its personnel.

  The Company's business may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume and profitability of the Company's or its customers' trading activities in a specific period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. See "--Regulation."

 Risk of Potential NYSE and NASD Enforcement Proceedings

  As part of its regular examination cycle, the NYSE and NASDR inspected RMI in 1997. Following these inspections, various issues primarily regarding registration and bookkeeping requirements, order execution procedures and supervision relating to such requirements and procedures were referred to the NYSE and the NASDR enforcement divisions. In addition, the SEC is also aware of the issues raised by these inspections. The NYSE and the NASDR enforcement divisions are considering what further steps, if any, to take. Those steps could include a determination that no enforcement proceeding is appropriate, undertaking further inquiries, or commencing an enforcement proceeding. Although the Company believes that there are defenses in connection with these issues, based on communications with the NYSE and the NASDR enforcement divisions, the Company believes that NASDR and NYSE enforcement proceedings will be commenced. If one or more enforcement proceedings were commenced and one or more proceedings were to result in a conclusion that RMI or its employees, including executives with ultimate supervisory responsibility, violated or failed to enforce securities rules or regulations, sanctions for such violations could range from a letter of caution or censure, to financial costs and penalties or various limitations on firm or employee activity, including individual suspensions. There can be no assurance that such sanctions, including suspensions of the Company's employees or executives, would not have a material adverse effect on the Company's business financial condition, results of operations, or cash flows. Although the Company believes that there are defenses in connection with these issues, the Company has held settlement discussions with the NYSE and the NASDR enforcement divisions. A settlement would involve the simultaneous initiation and resolution of enforcement proceedings. There can be no assurance that these discussions will result in a settlement, or that, if a settlement is reached, the settlement would not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See "--Regulation."

 Litigation and Potential Securities Law Liability

  Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as RMI are subject to claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. RMI may be liable for the unauthorized acts of its retail brokers and independent contractors if it fails to adequately supervise their conduct. As an underwriter, the Company may be subject to substantial potential liability under federal and state law and court decisions, including liability for material misstatements and omissions in prospectuses or otherwise with respect to securities offerings. The Company may be required to contribute to a settlement, defense costs or a final judgment in certain legal proceedings or arbitrations involving past underwriting and in actions that may arise in the future. As is common in the securities industry, the Company does not carry insurance that would cover any such payments. From time to time, in connection with hiring retail brokers, the Company is subject to litigation by a broker's former employer. In addition, the charter documents of RMGI and of RMI provide for indemnification of RMGI's and RMI's officers and directors. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, results of operations or cash flows. See "Item 3.--Legal Proceedings."

 Market, Credit and Liquidity Risks Associated With Market-Making, Principal
   Trading and Underwriting Activities

  The Company's market-making, principal trading and underwriting activities often involve the purchase, sale or short sale of securities as principal. Such activities subject the Company's capital to significant risks from markets that may be characterized by relative illiquidity or that may be particularly susceptible to rapid fluctuations in liquidity. Such market conditions could limit the Company's ability to resell securities purchased or to repurchase securities sold short. Such activities subject the Company's capital to significant risks, including market, credit, counterparty and liquidity risks. Market risk relates to the risk of fluctuating values based on market prices without any action on the part of the Company. Credit risk relates generally to the ability of third parties to whom the Company has extended credit to repay amounts owed to the Company. Counterparty risk relates to whether a financial counterparty will fulfill its contractual obligations, which may include delivery of securities or payment of funds. Liquidity risk relates to the Company's inability to liquidate assets or redirect the deployment of assets contained in illiquid investments. In addition, the Company tends to concentrate its trading positions in a more limited number of portfolio companies than many other national securities brokerages, which might result in higher trading losses than would occur if the Company's positions were less concentrated.

 Dependence on Systems

  The Company's business is highly dependent on communications and information systems, primarily systems provided by nationally recognized third-party vendors. Any failure or interruption of the Company's systems or systems provided by third-party vendors could cause delays or other problems in the Company's securities trading activities, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. In addition, there can be no assurance that the Company, or companies that have systems on which the Company's systems rely, will not suffer any systems failures or interruptions, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war or otherwise, or that the Company's backup procedures and capabilities in the event of any such failure or interruption will be adequate.

 Year 2000 Compliance

  Failures and interruptions of the Company's computer systems or systems used by third parties on whom the Company depends may result from the inability of certain systems (including those of the Company and, in particular, those of third-party vendors or service providers to the Company) to recognize and process date information beginning in the Year 2000. The Company has undertaken a project to identify and take appropriate actions with respect to systems that are non-Year 2000 compliant, but there can be no assurance that any Year 2000 problems relating to the Company's systems or those of third-parties will be resolved prior to the turn of the century or that the costs incurred by the Company in addressing the issue will not exceed its current expectations.

  Nearly every aspect of the Company's business depends on the accurate processing of date-related information. As a result, failure by the Company or one or more of the third-parties with which the Company has a relationship to successfully remediate systems for Year 2000 issues poses the risk of material disruption to operations and material financial loss. A failure on the part of the Company to identify and implement solutions to all aspects of the Year 2000 problem could result in systems failures or outages, inaccuracies in processing trades or other transactions affecting customer or proprietary accounts, an inability to reconcile to and settle with counterparties and other business disruptions. In addition, third parties with which the Company has a relationship could fail in some element of their Year 2000 efforts. The Company's operations are highly dependent on the services of the securities exchanges, depositories, its core brokerage software provider, certain banking relationships, electric utilities and telecommunications networks, and a failure by one of these institutions could disrupt the operations of the Company as well as the securities industry as a whole. The scope of Company's relationship with individual customers, broker-dealer counterparties and vendors varies widely, as does the resulting risk should any one of them fail to achieve Year 2000 compliance. The Company has ongoing communications with third-parties with which it has important relationships, including its core brokerage software provider, regarding third party Year 2000 risks. The likelihood of such third parties achieving Year 2000 compliance cannot be adequately gauged at this time.

  The Company is in the process of developing contingency plans to be executed should a Year 2000 failure affect the Company's operations or those of a significant third party. There can be no assurance that alternative arrangements will be identified for every material risk or contingency, or that these contingency plans will be effective. The Company has not sought or obtained insurance coverage for possible losses or damages as a result of Year 2000 problems. See "Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Year 2000 Compliance."

 Constraints Imposed by Net Capital Requirements

  The SEC, the NYSE, and various other securities exchanges and other regulatory bodies in the United States have rules with respect to net capital requirements that affect RMI as a broker-dealer. These Net Capital Requirement Rules are designed to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and their business activities. These Net Capital Requirement Rules have the effect of requiring that a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, and ultimately may require its liquidation. Compliance by RMI with such Net Capital Requirement Rules could limit certain operations that require intensive use of capital, such as underwriting or trading activities. A significant operating loss or any unusually large charge against net capital could curtail the Company's ability to expand or even continue its existing level of business. The Net Capital Requirement Rules could also restrict the ability of the Company to withdraw capital, even in circumstances where RMI has more than the minimum amount of required capital, which, in turn, could limit the ability of the Company to pay dividends, implement its strategies, pay interest on and repay the principal of its debt and redeem or repurchase shares of outstanding capital stock. In addition, a change in such Net Capital Requirement Rules or the imposition of new rules affecting the scope, coverage, calculation or amount of such net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

 Risks of Underwritten Transactions

  RMI from time to time participates in corporate and, to a lesser extent, municipal securities distributions as a co-manager of an underwriting syndicate or as a member thereof, or as a member of a selling group. Underwriting syndicate or selling group participation involves economic and regulatory risks. Underwriting syndicates agree to purchase securities at a discount from the public offering price. If the securities are sold below the syndicate cost, an underwriter is exposed to losses on the securities it has committed to purchase. In some cases, as a result of illiquid markets, an underwriter may be unable to resell securities it has committed to purchase. In the past several years, investment banking firms have increasingly underwritten offerings with fewer syndicate participants or, in some cases, without an underwriting syndicate. In addition, under federal securities laws, other laws and court decisions, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered. Losses resulting from underwritten transactions, particularly as a result of securities litigation, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See "--Investment Banking and Underwriting."

 Control by Directors, Executive Officers and Employees

  The Company's directors and executive officers, in the aggregate, and the Company's employees, in the aggregate, beneficially owned, as of December 7, 1998, approximately 14.3% and 60.8%, respectively, of the outstanding shares of the Company's common stock. As a result, the Company's directors, executive officers and employees, acting together, would be able to significantly influence or control many matters requiring approval by the shareholders of the Company, including, without limitation, the election of directors and approval of significant corporate transactions, and will have power to prevent shareholder action or approvals requiring a majority vote. In addition, this concentration of ownership and voting power may have the effect of accelerating, delaying or preventing a change in control of the Company or otherwise affect the ability of any shareholder to influence the policies of the Company.

 Risks to Company of Regulated Subsidiary

  Substantially all of the Company's revenues are generated by RMI. RMGI relies exclusively on distributions from RMI for funds to pay dividends, implement its strategies and redeem or repurchase shares of outstanding capital stock. RMGI's ability to receive distributions from RMI may be limited by the Net Capital Requirement Rules, restrictions that may be imposed by any borrowing arrangements, or by the earnings, financial condition and cash requirements of RMI. Additionally, there can be no assurance that RMI will be able to obtain funds through financing activities. These factors may impose limitations on or prevent RMGI from paying dividends, implementing its strategies or repurchasing shares of its capital stock.

 Antitakeover Considerations

  RMGI's Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock, $.01 par value per share (the "Preferred Stock"), in one or more series and to fix the designations, preferences, limitations and relative rights with respect to such shares without any further vote or action by RMGI's shareholders. The rights of the holders of common stock of RMGI will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. This authority, together with certain provisions of RMGI's Amended and Restated Articles of Incorporation (the "Articles") and Bylaws, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of RMGI, even if shareholders may consider such a change in control to be in their best interests. In addition, Washington law contains certain provisions that may have the effect of delaying, deterring or preventing a hostile takeover of RMGI.

ITEM 2. PROPERTIES:

  The Company presently leases all of its office space. The headquarters and administrative offices of the Company are located in approximately 35,285 square feet of space in Seattle, Washington, under a lease substantially expiring on February 28, 2002. The Company also leases space for its branch offices located in Bellevue, Tacoma, Kirkland and Walla Walla, Washington, and Portland, Eugene and Bend, Oregon.

ITEM 3. LEGAL PROCEEDINGS:

  Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as RMI are subject to claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. RMI may be liable for the unauthorized acts of its retail brokers and independent contractors if it fails to adequately supervise their conduct. As an underwriter, the Company may be subject to substantial potential liability under federal and state law and court decisions, including liability for material misstatements and omissions in prospectuses or otherwise with respect to securities offerings. The Company may be required to contribute to a settlement, defense costs or a final judgment in certain legal proceedings or arbitrations involving past underwriting and in actions that may arise in the future. As is common in the securities industry, the Company does not carry insurance that would cover any such payments. In addition, the charter documents of RMGI and of RMI provide for indemnification of RMGI's and RMI's officers and directors. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, results of operations or cash flows.

  From time to time the Company has been, and may become, a party to legal proceedings related to its retail brokerage operations, its participation in underwriting syndicates or other aspects of the securities business. In addition, the Company may from time to time contribute to certain adverse final judgments, defense costs or settlements in actions arising out of its participation in underwriting syndicates. The Company is not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

  In the third quarter of fiscal 1998, RMI, which was then the Company's sole shareholder, approved by written consent dated April 22, 1998 an amendment and restatement of the Company's Articles of Incorporation and an amendment to the Company's Bylaws to provide the directors and officers of the Company with the maximum indemnification protections permitted by law. In addition, on June 21, 1998, by written consent of

RMI as the Company's sole shareholder, the following actions were taken: (1) the election of the Company's nonemployee directors, (2) appoval and adoption of the Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, RMI and RMGI Merger Corp., a wholly-owned subsidiary of the Company formed for the purpose of effecting the reorganization of the Company prior to the IPO, and the related agreements and transactions contemplated by the Merger Agreement; (3) approval and adoption of the Company's 1998 Employee Stock Purchase Plan; and (4) approval and adoption of the Company's 1998 Stock Incentive Compensation Plan.

  There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 25, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the executive officers of the Company and their ages and positions as of September 25, 1998. Officers are elected by and serve at the discretion of the Board of Directors.

   NAME                       AGE                   POSITION
   ----                       ---                   --------
   Lesa A. Sroufe............  40 Chief Executive Officer and Chairman of the
                                  Board
   Robert J. Mortell, Jr. ...  53 President, Chief Operating Officer,
                                  Treasurer and Director
   Mark A. McClure...........  46 Executive Vice President and Director
   V. Lawrence Bensussen.....  40 Senior Vice President, Chief Financial
                                  Officer and Secretary

  Lesa A. Sroufe has served as Chief Executive Officer and Chairman of the Board of the Company since April 1998. She has served as a director of RMI since joining RMI in November 1988. Since February 1998, Ms. Sroufe has served as RMI's Chief Executive Officer. Prior to such time, she served as RMI's Director of Research. Ms. Sroufe also served as Senior Vice President of RMI from November 1988 until November 1996 and as Executive Vice President from November 1996 until February 1998. Ms. Sroufe holds a bachelor's degree in business from the University of Washington and is a Chartered Financial Analyst.

  Robert J. Mortell, Jr. has served as President, Chief Operating Officer, Treasurer and a director of the Company since April 1998. He has served as a director of RMI since RMI's incorporation in 1987, and as President and Chief Operating Officer of RMI since April 1996. Mr. Mortell served as RMI's Co-Chief Operating Officer from 1990 to April 1996 and as Chief Financial Officer from 1987 until July 1996. Mr. Mortell holds a bachelor's degree in finance from Seattle University.

  Mark A. McClure has served as Executive Vice President and a director of the Company since April 1998. He has served as the Executive Vice President and as a director of RMI since November 1996. Mr. McClure has been a retail account executive since joining RMI in June 1994, and has served as the director of the Regional Branch Offices since June 1996. Mr. McClure served as Senior Vice President of RMI from June 1994 to November 1996. Mr. McClure was a Vice President and retail account executive with Kidder, Peabody and Co., a stock brokerage firm, from 1976 to 1994, and served as an Assistant Manager from January 1987 to June 1994. Mr. McClure holds a bachelor's degree in business from Washington State University.

  V. Lawrence Bensussen became Senior Vice President, Chief Financial Officer and Secretary of the Company in April 1998. He has served as Chief Financial Officer of RMI since July 1996 and as a director of RMI since November 1996. Mr. Bensussen joined RMI as assistant controller in 1986, becoming Vice President and Controller in 1987 and Senior Vice President in 1990. From 1984 to 1986, he was an accountant at Laventhol & Horwarth CPAs. Mr. Bensussen holds a bachelor's degree in accounting from the University of Washington and is a Certified Public Accountant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

  The Company's common stock is traded on the NYSE under the symbol "RMG." The Company completed its IPO on June 26, 1998. Set forth below are the high and low sales prices for the Company's common stock for each full fiscal quarter since its IPO.

                                                               HIGH      LOW
                                                              ------- ---------
   FISCAL 1998
   Fourth Quarter (6/27/98-9/25/98).......................... $15 1/2 $ 9 13/16
   Third Quarter (6/23/98-6/26/98)...........................  15 3/8  14

  According to records of the Company's transfer agent, the Company had approximately 282 shareholders of record as of December 7, 1998. Based on the number of proxy statements requested by brokers and other institutions, the Company estimates that its common stock is held in street name by approximately 4,000 beneficial owners.

  The Company has not previously paid dividends and has no present intention to pay dividends in the future. The timing and amount of future cash dividends, if any, will be determined by the Board of Directors of RMGI and will depend on, among other factors, the Company's earnings, financial condition and cash requirements at the time such payment is considered and availability of funds from the Company's subsidiary, which may be subject to restrictions under the Net Capital Requirement Rules of the SEC and the NYSE. (See Note 9 of the Company's Notes to Consolidated Financial Statements and "Item 1. Business--Net Capital Requirements.")

ITEM 6. SELECTED FINANCIAL DATA:

  The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.

                                                         FISCAL YEAR ENDED
                                       ------------------------------------------------------
                                        SEPT. 25,  SEPT. 26,  SEPT. 27,  SEPT. 29,  SEPT. 30,
                                          1998       1997        1996      1995       1994
                                       ----------  ---------  ---------  ---------  ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Principal transactions, net...........    $24,239    $23,566    $23,526    $21,683    $20,412
Commissions...........................     32,672     30,758     28,516     19,553     18,275
Other.................................      6,024      4,078      3,569      2,524      3,814
                                          -------    -------    -------    -------    -------
    Total operating revenues..........     62,935     58,402     55,611     43,760     42,501
Interest Income.......................     36,434     30,179     24,210     18,641     11,316
                                          -------    -------    -------    -------    -------
    Total revenues....................     99,369     88,581     79,821     62,401     53,817
Interest expense......................     23,334     19,694     16,230     13,052      6,978
                                          -------    -------    -------    -------    -------
    Net revenues......................     76,035     68,887     63,591     49,349     46,839
                                          -------    -------    -------    -------    -------
Noninterest expenses:
  Compensation and benefits(1)(2).....     37,802     35,176     33,924     25,925     25,419
  Compensation charges related to
   IPO(1)(2)..........................      3,480        --         --         --         --
  Key person death benefits plan(3)...        --      (5,000)       --       2,450        800
  Occupancy and equipment.............      4,916      4,714      3,938      3,949      3,921
  Communications......................      3,572      3,276      2,776      2,588      2,620
  Clearing and exchange fees..........      2,650      2,338      2,344      2,282      1,963
  Other...............................      3,917      3,534      3,854      2,381      2,359
                                          -------    -------    -------    -------    -------
    Total noninterest expenses........     56,337     44,038     46,836     39,575     37,082
                                          -------    -------    -------    -------    -------
Income before taxes on income.........     19,698     24,849     16,755      9,774      9,757
Taxes on income.......................      7,824      9,460      6,254      3,672      3,752
                                          -------    -------    -------    -------    -------
    Net income........................    $11,874    $15,389    $10,501    $ 6,102    $ 6,005
                                          =======    =======    =======    =======    =======
Basic earnings per share(4)...........    $  1.05    $  1.54    $  1.10    $  0.73    $  0.79
Diluted earnings per share(4).........       1.01       1.44       1.04       0.68       0.72

                                       AS OF AND FOR THE FISCAL YEAR ENDED
                              ------------------------------------------------------
                               SEPT. 25,  SEPT. 26,  SEPT. 27,  SEPT. 28,  SEPT. 30,
                                 1998       1997       1996       1995       1994
                              ----------  ---------  ---------  ---------  ---------
OPERATING DATA:
Pre-tax income as a percent-
 age of net revenues........        25.9%      36.1%      26.3%      19.8%      20.8%
Annual return on average eq-
 uity.......................        13.3%      25.1%      23.3%      18.5%      25.0%
Assets in retail brokerage
 accounts (in millions)(5)..    $  9,257   $  8,806   $  5,862   $  4,629        N/A
Number of employees (5).....         295        271        245        232        221
Number of retail brokers
 (5)........................          79         74         65         65         62
BALANCE SHEETS DATA (IN
 THOUSANDS)(5):
Total assets................    $781,849   $665,877   $483,968   $436,068   $300,868
Subordinated debentures.....         --         --         --         --         815
Shareholders' equity........     108,939     70,248     52,523     37,776     28,096

--------
(1) Compensation and benefits includes a nondeductible expense recorded for the appreciation in book value between the option grant date and the option exercise date for the stock options granted under the Company's stock option plans of $1,150,000, $2,223,000, $3,125,000, $955,000 and
    $1,471,000 during fiscal years 1998 through 1994, respectively. Upon consummation of the IPO, the Company recorded nondeductible stock option expense of $1,782,000 as a component of compensation charges related to IPO for the conversion of the existing variable-award, book-value-based stock option plans to fixed-award, fair-value-based plans. Accordingly, changes in the market value of the Company's Common Stock after the consummation of the IPO will generally not result in ongoing charges to compensation expense. See Note 11 of the Company's Notes to Consolidated Financial Statements.

(2) Compensation and benefits includes an expense recorded for the appreciation in book value between the grant date and the exercise date for stock appreciation rights ("Repurchase SARs") granted under the Ragen MacKenzie Incorporated 1997 Share Repurchase Plan (the "Share Repurchase Plan") of $135,000 and $66,000 during fiscal 1998 period prior to the IPO and fiscal 1997, respectively. Upon consummation of the IPO, the Company recorded compensation expense of $1,698,000 as a component of nonrecurring compensation charges related to IPO for the difference between the market value of the Common Stock, based on the initial public offering price, and the book value of the Common Stock immediately preceding the IPO, for all book-value-based Repurchase SARs outstanding on the date of consummation of the IPO. The Share Repurchase Plan was terminated upon consummation of the IPO. No expenses were incurred during any other periods since no Repurchase SARs under the Share Repurchase Plan were outstanding during such periods. See Note 11 of the Company's Notes to Consolidated Financial Statements.

(3) Reflects amounts recorded for benefits under the Key Person Death Benefits Plan (the "Death Benefits Plan"). The Death Benefits Plan provided for certain payments to the estates of certain key employee-shareholders upon their deaths. The Death Benefits Plan was unfunded, but the Company had accrued amounts totaling $5,000,000 through the end of fiscal 1996 that were deemed necessary to pay plan benefits. In February 1997, the Board of Directors of RMI approved the termination of the Death Benefits Plan and the Company recorded a nonrecurring benefit of $5,000,000, which reflects the reversal of the amount previously accrued for plan benefits. The Company had no outstanding obligations or any future obligations under the Death Benefits Plan at termination date. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Death Benefits Plan."

(4) Basic earnings per share ("Basic EPS") is calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share ("Diluted EPS") also includes the dilutive effect of the issuance of stock options. For the purpose of calculating the dilutive effect of stock options in Diluted EPS for periods prior to the Company's IPO, the Company utilizes the per-share book value at the end of each corresponding period, as the Share Repurchase Plan permitted selling shareholders to offer their shares to the Company for redemption at book value as calculated in accordance with the terms of the Share Repurchase Plan.

(5) Shown as of end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

  The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and the related Notes included elsewhere herein. In addition to historical information, this Form 10-K contains and may incorporate by reference statements which may constitute forward-looking statements that involve risks and uncertainties. The words "believe", "expect", "intend", "anticipate", variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among other things, the general risks of the securities industry, risks of reduced revenue during periods of lower stock prices or reduced trading volume; dependence on, and ability to retain and recruit, key personnel; recent changes in management; risks relating to the departure of Brooks G. Ragen; dependence on proprietary research; significant fluctuations in quarterly results; regional concentration; competition; management of growth of new and existing businesses; and the risks relating to proprietary trading and correspondent brokerage services; risks of extension of credit; risks relating to regulation; risks relating to litigation and potential securities law liability; market, credit and liquidity risks associated with market-making, principal trading and underwriting activities, as well as other risks and uncertainties set forth in "Item 1. Business-- Additional Factors That May Affect Future Results." Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

  The Company's discussion of the issues surrounding the Year 2000 contain forward-looking statements. These forward-looking statements include, but are not limited to, discussions concerning (1) the financial impact of the Year 2000 project; (2) the Company's estimated timetables for completion of each phase of the project; (3) the readiness of third-party service providers, including the functioning of the Company's core brokerage software provided by an outside software provider; and (4) contingency plans. Many factors, including those outside of the control of the Company and those that are difficult or impossible to predict at this time, could cause actual results to be materially different than those anticipated and expressed in these forward-looking statements.

 Business Environment

  The Company is primarily engaged in securities brokerage and related investment services that include retail and institutional brokerage of securities, investment research, market making, trading, underwriting, and distribution of corporate securities and correspondent clearing. The Company's profitability is affected by many factors, including retail brokerage activities, which generate revenues from customer trading activity and interest on customer assets held by the Company pending investment, changes in the number and productivity of the retail brokers, the level of securities trading volume, the volatility of securities prices and interest rates, economic conditions nationally and in the Pacific Northwest, income tax legislation and the general level of market prices for securities. While revenues are dependent upon many factors, which may fluctuate significantly, many of the Company's activities have fixed operating costs that do not decrease with reduced levels of activity.

  Declining interest rates and an improving economic environment contributed to a significant increase in activity in the equity markets in the United States during the last three years. The Company's financial results have been and may continue to be subject to fluctuations due to the factors described above, or other factors. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

 Death Benefits Plan

  In 1992, the Company adopted the Death Benefits Plan, which provided for the payment of supplemental benefits to the heirs of certain employee-shareholders in the event of their deaths. Benefits to be paid under the provisions of the Death Benefits Plan were determined as a function of the employee-shareholder's ownership of Common Stock of the Company and were to be provided to the heirs as a supplement to payments made by the Company in conjunction with the redemption of the book-value-based Common Stock of the Company. Provisions in the aggregate amount of $5,000,000 were made in fiscal 1992 through 1996 to record the obligation under the Death Benefits Plan.

  In February 1997, the Company adopted the Share Repurchase Plan pursuant to which certain employees were allowed to elect to receive a right to a Repurchase SAR upon the redemption of the shareholder's Common Stock of the Company. The amount to be paid to the Repurchase SAR holder was generally determined as the appreciation in the Common Stock of the Company over the two-year period subsequent to the Repurchase SAR grant date. As the Share Repurchase Plan served to provide additional liquidity in the Company's Common Stock, the Company elected to terminate the Death Benefits Plan. Accordingly, the previously established accruals under the Death Benefits Plan were reversed, resulting in a reduction of noninterest expenses of $5,000,000 in the second quarter of fiscal 1997. The Share Repurchase Plan terminated upon consummation of the IPO.

 Earnings Charges in Third Fiscal Quarter in which IPO was Consummated

  In connection with certain events relating to the IPO and upon consummation of the IPO, the Company recorded nonrecurring charges to earnings, resulting in a net charge to earnings of $2,886,000 in the quarter in which the IPO was completed. Upon consummation of the IPO, the Company's stock option plans, which had been variable-award, book-value-based plans, became fixed-award, fair-value-based plans. Accordingly, the Company was required to record compensation expense of $1,782,000 based on the difference between the book value of the Company's Common Stock immediately preceding the IPO and the fair market value of the Common Stock for all variable-award, book-value-based stock options outstanding on the date of consummation of the IPO. Upon consummation of the IPO, the Company also recorded compensation expense (net of tax) in the amount of $1,104,000, which reflected the increase in the value of the Repurchase SARs outstanding under the Share Repurchase Plan. The Share Repurchase Plan was terminated upon consummation of the IPO. See Note 11 of the Company's Notes to Consolidated Financial Statements.

 Components Of Revenues And Expenses

  Operating Revenues. The Company's revenues are derived primarily from principal transactions, commissions and interest income. Principal transactions revenues include net revenues from the trading of securities by RMI as a principal, including sales credits and trading profits or losses, and are primarily derived from RMI's activities as a market-maker on Nasdaq and facilitating sales to customers and other dealers. Additionally, RMI derives principal transactions revenues from trading debt securities, primarily as part of its wholesale trading activity and for the benefit of its retail customers. Principal transactions revenues are affected primarily by fluctuations in transaction volume as well as by changes in the market value of securities for which RMI acts as principal. Commissions revenues include revenues resulting from executing transactions in securities as an agent and selling concessions on underwriting transactions. Other revenues include primarily fees from investment advisory services and investment banking revenues (other than selling concessions).

  Interest. Interest income is derived principally from investing customer credit balances, administrative fees earned on customer money-market accounts, lending to customers on margin and trading inventories. Interest expense reflects interest paid on customer credit balances and interest paid on bank loans and security repurchase agreements used to finance U.S. government, agency and CMO securities inventory.

  Noninterest Expenses. Compensation and benefits expenses include sales commissions, trading and incentive compensation, which are primarily variable and are based on revenue production, and salaries, payroll taxes, employee benefits and temporary employee costs, which are relatively fixed in nature, and stock option expense. Occupancy and equipment expenses include rent and utility charges paid for the Company's facilities, expenditures for facilities repairs and upgrades, and depreciation of computer, telecommunications and office equipment. Communications expenses include charges from third-party providers of telecommunications services, printing and mailing costs for customer communications and news and market data services. Clearing and exchange fees include the cost of securities clearance, floor brokerage and exchange fees. Other expenses include state and local taxes, professional fees and miscellaneous expenses.

 Results of Operations

  During fiscal 1998, net income totaled $11,874,000, or $1.01 per diluted share, on net revenues of $76,035,000, compared with fiscal 1997 net income of $15,389,000, or $1.44 per diluted share, on net revenues of $68,887,000. Net income for fiscal 1998 includes the effect of a nonrecurring after-tax charge of $2,886,000 that was recorded for stock options and stock appreciation rights that were outstanding at the time of the Company's June 1998 IPO. Net income for fiscal 1997 includes the effect of a one-time after-tax benefit of $3,250,000 that the Company realized in conjunction with the reversal of amounts previously accrued for the Death Benefits Plan.

  The following table sets forth for the periods indicated certain financial data stated as a percentage of net revenues:

                                                          FISCAL YEAR ENDED
                                                    -----------------------------
                                                    SEPT. 25, SEPT. 26, SEPT. 27,
                                                      1998      1997      1996
                                                    --------- --------- ---------
   STATEMENTS OF INCOME DATA:
   Principal transactions, net.....................    31.9%     34.2%     37.0%
   Commissions.....................................    43.0      44.7      44.8
   Other...........................................     7.9       5.9       5.6
                                                      -----     -----     -----
     Total operating revenues......................    82.8      84.8      87.4
   Interest income.................................    47.9      43.8      38.1
                                                      -----     -----     -----
     Total revenues................................   130.7     128.6     125.5
   Interest expense................................    30.7      28.6      25.5
                                                      -----     -----     -----
     Net revenues..................................   100.0     100.0     100.0
                                                      -----     -----     -----
   Noninterest expenses:
   Compensation and benefits(1)....................    49.7      51.1      53.3
   Compensation charges related to IPO(1)..........     4.6       --        --
   Key person death benefits plan(2)...............     --       (7.3)      --
   Occupancy and equipment.........................     6.5       6.8       6.2
   Communications..................................     4.7       4.8       4.4
   Clearing and exchange fees......................     3.5       3.4       3.7
   Other...........................................     5.1       5.1       6.1
                                                      -----     -----     -----
     Total noninterest expenses....................    74.1      63.9      73.7
                                                      -----     -----     -----
   Income before taxes on income...................    25.9      36.1      26.3
   Taxes on income.................................    10.3      13.7       9.8
                                                      -----     -----     -----
   Net income......................................    15.6%     22.4%     16.5%
                                                      =====     =====     =====

--------
(1) See footnote 1 and 2 to the table set forth in "Selected Financial Data."

(2) See footnote 3 to the table set forth in "Selected Financial Data."

 Comparison of Fiscal Years Ended September 25, 1998 and September 26, 1997

  Net revenues increased by $7,148,000, or 10.4%, to $76,035,000 for fiscal 1998 as compared to fiscal 1997. Revenues increased in virtually all of the Company's major areas of activity during fiscal 1998 as compared to fiscal 1997.

  Revenues from principal transactions increased by $673,000, or 2.9%, to $24,239,000 for fiscal 1998 as compared to fiscal 1997. Revenues from trading debt securities increased by $2,145,000, or 17.5%, to $14,400,000, due primarily to increased trading volume in U.S. government and agency zero coupon bonds, resulting in part from continued improvements to trading systems, including adding new features to an existing automatic order system, and to the opportunistic reconstitution of certain U.S. government and agency zero coupon bonds. Similar opportunities for growth in the trading of U.S. government and agency zero coupon bonds may not recur in future periods. Revenues from principal transactions in equity securities decreased by $1,472,000, or 13.0%, to $9,839,000 for fiscal 1998 as compared fiscal 1997.
The decrease reflects narrowing margins due to increased competition and greater regulatory supervision of these markets, which was partially offset by increased equity trading volumes.

  Commissions revenues increased by $1,914,000, or 6.2%, to $32,672,000 for fiscal 1998 as compared to fiscal 1997. The increase was primarily due to an increase in trading volume and growth in the number of retail brokers in the later period. The increase in trading volume generally resulted from sharp market fluctuations during the quarter ended December 1997. Successful recruiting efforts during the second half of fiscal 1997 contributed to the overall growth in the number of brokers during fiscal 1998. The Company's research typically focuses on value-oriented stocks. If the stock market's recent volatility continues and value-oriented stocks under-perform the broader market, it could have a material adverse affect on the Company's commission business.

  Other income increased by $1,946,000, or 47.7%, to $6,024,000 for fiscal 1998 compared fiscal 1997, primarily due to an increase in fees from investment advisory services and investment banking activities.

  Net interest income increased by $2,615,000, or 24.9%, to $13,100,000 for fiscal 1998 as compared to fiscal 1997. Interest income increased by $6,255,000, or 20.7%, to $36,434,000 due primarily to increased average customer credits, margin, and money-market balances. Interest expense increased by $3,640,000, or 18.5%, to $23,334,000 primarily due to an increase in average customer credit balances, which was partially offset by the application of $18,634,000 net proceeds from the Company's June 1998 IPO to pay down current short-term borrowings.

  Noninterest expenses increased by $12,299,000 or 27.9% to $56,337,000 for fiscal 1998 as compared to fiscal 1997. This increase consists primarily of increases in compensation and benefits expenses, a nonrecurring $5,000,000 benefit related to reversal of amounts previously accrued under the Death Benefits Plan in fiscal 1997 and a nonrecurring $3,480,000 compensation charge related to the IPO during fiscal 1998.

  Compensation and benefits expenses increased by $2,626,000, or 7.5%, to $37,802,000 for fiscal 1998 as compared to fiscal 1997. Commission and other sales compensation expenses increased by $966,000, or 5.9%, to $17,472,000 for fiscal 1998, primarily as a result of the increase in commission revenues and principal transactions, and, to a lesser extent, an increase in guaranteed broker salary payments for recently hired brokers. The remaining increase in employee compensation and benefits was due to increased staffing to support the Company's expanding retail brokerage business and higher incentive bonus compensation paid to trading-related personnel generally resulting from increased trading revenue.

  The Death Benefits Plan was terminated during fiscal 1997, which resulted in the Company's recording a benefit of $5,000,000 during the 1997 period. No expense or benefit was recorded during fiscal 1998, as this plan had been terminated.

  The $3,480,000 compensation charges related to the IPO reflect nonrecurring noncash stock option expense of $1,782,000 for the conversion of the Company's variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans and $1,698,000 in compensation expense related to stock appreciation rights that were outstanding at the time of the IPO. Both charges were recorded in the third quarter of fiscal 1998 upon consummation of the IPO.

  Occupancy and equipment expenses increased $202,000, or 4.3%, to $4,916,000, due to expansion of the Company's retail sales force. Communications expenses increased by $296,000, or 9.0%, to $3,572,000, primarily reflecting higher printing and mailing costs due to higher trading volume and growth in the number of customer accounts. Clearing and exchange fees increased by $312,000, or 13.3%, to $2,650,000, due to higher trading volume in retail and correspondent brokerage services. Other expenses increased by $383,000, or 10.8%, to $3,917,000, due to higher professional fees, which were partially offset by refunds obtained from the State of Washington and the City of Seattle for overpayment of taxes in prior years.

  The Company's effective income tax rate was 39.7% in fiscal 1998 and 38.1% in fiscal 1997. The Company's effective income tax rate was higher than the federal statutory rate primarily due to nondeductible stock option plan expenses which had the effect of increasing the effective tax rate by 5.2% and 3.1% in fiscal 1998 and 1997, respectively. As a result of the conversion of the variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans upon consummation of the IPO, the Company expects that its effective income tax rate will be lower in future periods.

Comparison of Fiscal Years Ended September 26, 1997 and September 27, 1996

  Net revenues increased by $5,296,000, or 8.3%, to $68,887,000 for fiscal 1997 as compared to fiscal 1996. The increase in net revenues was due primarily to the Company's retail brokerage business, including a significant increase in net interest income earned on retail customer balances and increases in retail brokerage commissions.

  Revenues from principal transactions did not change significantly from fiscal 1996 to fiscal 1997. Revenues of the Company from principal transactions in equity securities decreased by $318,000, or 2.7%, to $11,312,000. The decrease reflects narrowing margins due to increased competition and greater regulatory supervision of these markets, which was partially offset by increased equity trading volumes. Revenues from trading debt securities increased by $358,000, or 3.0%, to $12,254,000 primarily due to increased trading volumes in municipal bonds and corporate bonds, which was partially offset by a decrease in revenues from trading mortgage-backed securities as a result of the Company's reduction of its activities in the CMO market.

  Commissions revenues increased by $2,242,000, or 7.9%, to $30,758,000 for fiscal 1997 as compared to fiscal 1996. The increase in commissions revenues reflects higher volume resulting from strong equity markets, an increase in the average retail gross revenue per broker, and the continued expansion of the Company's retail sales force, which was partially offset by a decrease in selling concessions on underwriting transactions.

  Other income increased by $509,000, or 14.3%, to $4,078,000 for fiscal 1997 as compared to fiscal 1996, primarily due to an increase in fees from investment advisory services.

  Net interest income increased by $2,505,000, or 31.4%, to $10,485,000 for fiscal 1997 as compared to fiscal 1996. Interest income increased by $5,969,000, or 24.7%, to $30,179,000 due to significant growth in customer credit, margin and money-market balances. Interest expense increased by $3,464,000, or 21.3%, to $19,694,000 for fiscal 1997 as compared to fiscal
1996, primarily due to increased customer credit balances.

  Noninterest expenses decreased by $2,798,000, or 6.0%, to $44,038,000 for fiscal 1997 as compared to fiscal 1996, primarily as a result of the reversal of amounts previously accrued for the Death Benefits Plan, which was partially offset by increases in compensation and benefits.

  Compensation and benefits expenses increased by $1,252,000, or 3.7%, to $35,176,000 for fiscal 1997 as compared to fiscal 1996. Commission and other sales compensation expenses increased by $1,023,000, or 6.6%, to $16,506,000 for fiscal 1997 as a result of the increase in commission and principal transaction revenues. The remaining increase in employee compensation was primarily due to increased staffing to support the Company's expanding retail brokerage business, partially offset by a decrease in stock option expense. See footnote 1 to the table set forth in "Selected Financial Data" for a discussion of the stock option expense.

  Death Benefits Plan expense in 1997 reflects the Company's decision to terminate the plan and reverse all amounts previously accrued but unpaid under the plan. As a result of this decision, the Company recorded a benefit of $5,000,000 upon the termination of the plan. There were no expenses accrued for benefits under the plan in fiscal 1996 as a liability for the maximum amount of benefits that could be paid under the plan had been accrued in prior years. See footnote 3 to the table set forth in "Selected Financial Data" and
Note 10 of the Company's Notes to Consolidated Financial Statements and "Death Benefits Plan."

  Occupancy and equipment expenses increased $776,000, or 19.7%, to $4,714,000, due to the Company's investment in technology and expansion of the retail sales force. Communications expenses increased by $500,000, or 18.0%, to $3,276,000, reflecting higher telecommunications, printing and mailing costs due to increased trading volume and growth in the number of customer accounts. Other expenses decreased by $320,000, or 8.3%, to $3,534,000, primarily due to lower professional fees.

  The Company's effective income tax rate was 38.1% in fiscal 1997 and 37.3% in fiscal 1996. The Company's effective income tax rate was higher than the federal statutory rate primarily due to nondeductible stock option plan expense.

 Departure of Brooks G. Ragen

  Brooks G. Ragen entered into a 36-month agreement commencing on the closing of the IPO pursuant to which he has indicated that he intends to establish and be employed by a newly-formed company that will serve as a correspondent of RMI. See "Item 1. Business--Additional Factors That May Affect Future Results--Risks Relating to the Departure of Brooks G. Ragen." Mr. Ragen and his current client service team's production accounted for approximately
$2.9 million (2.9%) and $2.8 million (3.2%) of RMI's total revenues in fiscal years 1998 and 1997, respectively, and it is estimated that Mr. Ragen's team accounted for a similar percentage of net income during those periods. The Company believes that, during the term of the agreement, the effect on net income of Mr. Ragen's customers moving their business from RMI to the new company will be negligible, as the Company believes the resulting net reduction in revenues will be offset by the resulting reduction in expenses. For a discussion of other risks associated with Mr. Ragen's departure and other changes in management, see "Item 1. Business--Additional Factors That May Affect Future Results--Recent Changes to Management."

 Liquidity and Capital Resources

  The Company has historically satisfied a large portion of its funding needs with its own capital resources, consisting largely of internally generated retained earnings and funds received upon exercise of employee stock options. A majority of the Company's assets are highly liquid and short term in nature. The Company's cash, cash equivalents and liquid assets, consisting of receivables from customers, brokers and dealers, securities purchased under agreements to resell, securities owned, securities borrowed and deposits with clearing organizations, represented in excess of 99% of the Company's assets as of September 25, 1998 and September 26, 1997. Substantially all of the Company's receivables are secured by customer securities or security transactions in the process of settlement.

  On June 26, 1998, the Company completed the IPO, which included the sale of 1,562,500 shares of Common Stock by the Company. The IPO raised approximately $18.6 million for the Company after deducting underwriting discounts, commissions and estimated expenses. On July 27, 1998 the underwriters exercised their over-allotment option and purchased 347,100 additional shares, including 9,600 shares sold by the Company (the "Over-Allotment Option"). The Company used the net proceeds and available cash from the IPO and the Over-Allotment Option to pay down current short-term borrowings.

  The majority of the Company's assets are financed through daily operations by securities sold under repurchase agreements, securities sold but not yet purchased, bank loans, securities loaned, and payables to customers, brokers and dealers. Short-term funding is generally obtained at rates relating to daily federal funds rates. Other borrowing costs are negotiated depending on prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing arrangements with two financial institutions, which funds are used primarily to finance U.S. government and agency zero coupon bond inventories. As of September 25, 1998, the Company had a secured bank line of credit with a borrowing limit of $85,000,000 with $47,225,000 outstanding, and a security repurchase arrangement with $45,900,000 outstanding. The ratio of assets to equity as of September 25, 1998 was approximately 7.2:1.

  On August 25, 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock over the following twelve months. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares are to be held as treasury stock and used for the Company's employee stock option and other benefit plans. During fiscal 1998, the Company repurchased 50,600 shares at a total cost of $511,000.

  Certain minimum amounts of capital must be maintained by RMI, the Company's broker-dealer subsidiary, to satisfy the regulatory requirements of the SEC and the NYSE. RMI's regulatory net capital has historically exceeded these minimum requirements. See "Item 1. Business--Net Capital Requirements."

  The Company believes that its current level of liquid assets, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for at least 18 to 24 months.

 Year 2000 Compliance

  The Company uses, and depends on third-parties who use, a wide variety of computer programs and devices, some of which have used only the last two digits of each year to represent the calendar year portion of dates. As a result, calculations performed with these abbreviated date fields could misinterpret the year 2000 resulting in erroneous calculations or program failures that could cause significant disruptions in the Company's operations (the "Year 2000 Problem").

  In 1996, the Company established a Year 2000 Committee to address the risks associated with the Year 2000 Problem. The Committee is comprised of key personnel from information technology, finance and operations departments within the Company. With the direction of the Year 2000 Committee, the Company is executing a project plan in an attempt to achieve Year 2000 compliance. In developing the project plan, the Year 2000 Committee used an enterprisewide approach and grouped all of the Company's operations into the following five broad areas: Business Partners, Computers and Technology (including hardware and software associated with mainframe, distributed and desktop computer systems operated by the Company, as well as the Company's core brokerage software obtained from an unaffiliated software provider), Information Data Feeds (including all data interfaces with external parties), Facilities and Work Environments, and Customers and Correspondents. Within each of these areas, the Year 2000 Committee has organized its activities to include the following steps or phases: inventory, assessment, remediation, testing and contingency planning.

  To date, the Company has completed the inventory phase within all areas of the project plan and is currently working to complete the assessment and remediation steps. The remediation phase of the Company's plan specifies a remediation strategy for each area of the Company's project plan. Certain technology used by the Company may be replaced or retired as part of the Company's remediation strategy. Assessment and remediation of assets included in the Computers and Technology, Facilities and Work Environments and Customers and Correspondents groups are scheduled for completion in June 1999, with many elements of assessment and remediation of Computers and Technology expected to be completed in December 1998. The remaining two categories, Business Partners and Information Data Feeds, involve an extensive network of third-party relationships and external providers of products and services that include the major securities exchanges, self-regulatory organizations, industry clearing and depository institutions, other broker-dealers, and hardware and software technology providers. The Company has inquired of all of these parties whether they are making the necessary efforts to correct their own Year 2000 problems. For crucial relationships, the Company's procedures may include joint testing of systems.

  A significant aspect of the Company's Year 2000 project within the Business Partners area relates to the functioning of the Company's core brokerage software. This software, which is provided by an outside software provider under a servicing contract, is used by the Company for the electronic processing and recording of all data pertinent to securities transactions and general accounting. While the Company is not directly responsible for the work or costs associated with making this system Year 2000 ready, the Year 2000 Committee closely monitors the remediation work performed by the software provider through regular progress updates and reviews. To date, remediation has been completed on twenty-three of twenty-six software subsystems, of which twenty-one have already been tested and are currently in use by the Company. Based on discussions with the software provider, remediation and testing of the remaining five subsystems is anticipated to be completed in December 1998 at which time they will be moved into production.

  The testing phase of the plan will begin in December 1998. Integrated, system-wide internal testing is scheduled to begin upon the completion of remediation and testing of the Company's core brokerage software in December 1998. This internal testing is anticipated to be completed in the first calendar quarter of 1999. Testing of Information Data Feeds will begin in December 1998 and is expected to continue through 1999. This testing will include securities industry-wide testing scheduled for March and April 1999.

  Nearly every aspect of the Company's business depends on the accurate processing of date-related information. As a result, failure by the Company or one or more of the third parties with which the Company has a relationship to successfully remediate systems for Year 2000 issues poses the risk of material disruption to operations and material financial loss. A failure on the part of the Company to identify and implement solutions to all aspects of the Year 2000 Problem could result in systems failures or outages, inaccuracies in processing trades or other transactions affecting customer or proprietary accounts, an inability to reconcile and to settle with counterparties and other business disruptions. In addition, third parties with which the Company has a relationship could fail in some element of their Year 2000 efforts. The Company's operations are highly dependent on the services of the securities exchanges, depositories, its core brokerage software provider, certain banking relationships, electric utilities and telecommunications networks, and a failure by one of these institutions could disrupt the operations of the Company as well as the securities industry as a whole. The scope of Company's relationship with individual customers, broker-dealer counterparties and vendors varies widely as does the resulting risk should any one of them fail to achieve Year 2000 compliance. The Company has on going communications with third-parties with which it has important relationships, including its core brokerage software provider, regarding third party Year 2000 risks. The likelihood of such third parties achieving Year 2000 compliance can not be adequately gauged at this time.

  The Company is in the process of developing contingency plans to be executed should a Year 2000 failure affect the Company's operations or those of a significant third party. The contingency planning effort is scheduled to be completed by the end of April 1999. There can be no assurance that alternative arrangements will be identified for every material risk or contingency, or that these contingency plans will be effective.

  Based on information currently available, including information provided by third party vendors, the Company expects that the total cost of addressing the Year 2000 Problem for its internal systems will not be material. Costs related to the Year 2000 Problem are expensed as incurred. A significant portion of these costs will not be incremental costs to the Company, but rather will represent the redeployment of existing information technology and operations personnel, primarily to test the remediation efforts of the Company's third party vendors. The Company expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall information technology developmental spending. The costs of the Company's Year 2000 project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best current estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party compliance plans and other factors. However, there can be no assurance that these estimates will prove correct and actual results could differ materially from those plans.

 Effects of Recently Issued Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in shareholders' equity.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires an enterprise to report certain additional financial and descriptive information about its reportable operating segments.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value.

  The Company will adopt SFAS No. 130 and No. 131 during fiscal 1999. Management has not yet determined what reportable operating segments will be provided upon adoption of SFAS No. 131. As both pronouncements are disclosure and presentation related, implementation of SFAS No. 130 and No. 131 will not have an impact on the Company's financial condition, results of operations, or cash flows.

  The Company will adopt SFAS No. 133 during fiscal 2000. The Company is in the process of evaluating the impact of the new accounting standard.

 Effects of Inflation

  Historically, inflation has not had a material effect on the Company's financial condition, results of operations or cash flows. The rate of inflation, however, affects the Company's expenses, such as employee compensation, rent and communications. Increases in these expenses may not be readily recoverable in the price the Company charges for its services. Inflation can have significant effects on interest rates, which in turn can affect prices and activities in the securities markets. These fluctuations may have an adverse effect on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Derivative Financial Instruments

  A derivative financial instrument represents a contractual agreement between counterparties and has value that is derived from changes in the value of some other underlying asset such as the price of another security, interest rates, currency exchange rates, specified rates (e.g. LIBOR) or indices (e.g. S&P
500), or the value referenced in the contract.

  The Company does not act as dealer, trader or end-user of complex derivatives such as swaps, collars and caps. From time to time, the Company enters into exchange-listed financial futures contracts for the purpose of hedging certain dealing activities. As such, any futures contract commitments are considered held for trading purposes and are carried at market value. Financial futures contracts are transactions in which one party agrees to deliver a financial instrument to a counterparty at a specified price on a specified date. The Company's exposure to market risk arises from the possibility of unfavorable changes in the market price of the underlying financial instrument. The Company's exposure to credit risk at any point is represented by the fair value or replacement cost on contracts in which the Company has recorded an unrealized gain. The risks inherent in derivative financial instruments are managed consistent with the Company's overall risk management policies. See "--Risk Management".

  At September 25, 1998 the contract value of the Company's financial futures commitments was $100,000. The contract amounts of these instruments reflect the Company's extent of involvement in the particular class of financial instrument. They do not include positions which may substantially reduce any potential market risk and do not represent the Company's risk of loss due to counterparty nonperformance.

 Risk Management

  Exposure to risk and the ways the Company manages the various types of risks on a day-to-day basis are critical to the Company's survival and financial success. The Company monitors its market, credit and correspondent risks on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which the Company is exposed. There can be no assurance, however, that the Company's risk management procedures and internal controls will prevent losses from occurring as a result of such risks.

  The Company's primary market risk relates to the fact that it owns a variety of investments that are subject to changes in value and could result in the Company's incurring material gains or losses. The Company also engages in proprietary trading and makes dealer markets in equity securities, investment-grade corporate debt, U.S. government and agency securities and CMO securities. As such, Ragen MacKenzie may be required to maintain certain amounts of inventories in order to facilitate customer order flow. The Company seeks to cover its exposure to market risk by limiting its net long or short positions, by selling or buying similar instruments and by utilizing various financial instruments such as financial futures. The Company also often acts as a principal in customer-related transactions in financial instruments, which exposes it to risks of default by customers and counterparties.

  Trading activities generally result in the creation of inventory positions. Trading and inventory accounts are monitored on an ongoing basis, and Ragen MacKenzie has established written position limits. Position and exposure reports are prepared at the end of each trading day by operations staff in each of the business groups engaged in trading activities for traders, trading managers, department managers and management personnel. Such reports are reviewed independently on a daily basis by Ragen MacKenzie's corporate accounting group. In addition, on a daily basis, the corporate accounting group prepares a consolidated summarized position report indicating both long and short exposure, which is distributed to various levels of management throughout RMI and enables senior management to review inventory levels and monitor results of the trading groups. The Company also reviews and monitors, at various levels of management, inventory pricing, concentration and securities ratings.

  In addition to position and exposure reports, the Company produces a daily revenue report that summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of its business groups. The daily revenue report is distributed to various levels of senior management and, together with the position and exposure report, assists senior management in monitoring and reviewing overall activity of the trading groups.

  Credit risk represents the amount of accounting loss the Company would incur should counterparties to its proprietary transactions fail to perform and the value of any collateral prove inadequate. Credit risk relating to various financing activities is reduced by the industry practice of obtaining and maintaining collateral until commitments are settled. The Company monitors its exposure to counterparty risk on a daily basis by using credit exposure information and monitoring collateral values. Senior management approves various actions, including setting higher margin requirements for large or concentrated accounts, requiring a reduction of either the level of margin debt or investment in high-risk securities or, in some cases, requiring the transfer of the account to another broker-dealer. The Company actively manages the credit exposure relating to its trading activities entering into master agreements that permit netting, when feasible, monitoring the creditworthiness of counterparties and their related trading limits on an ongoing basis, requesting additional collateral when deemed necessary and limiting the amount and duration of exposure to individual counterparties.

  Management of risk relating to clearing activities for the Company's correspondent firms begins with a review by certain members of senior management of each prospective correspondent firm prior to commencing the relationship. This review includes an examination of the firm's employees, trading history and finances. Each new correspondent is required to maintain a security deposit. The amount required is based upon the volume and type of business to be done. The correspondent agreement requires each correspondent to submit to RMI copies of all financial information they are required to file with the SEC and the NASD monthly or quarterly, including Financial and Operational Combined Uniform Single Reports ("FOCUS Reports"). Correspondent FOCUS Reports and other financial statements are reviewed by management. Additionally, each correspondent's settlements are reviewed daily.

 Market Risk

  Market risk represents the potential loss the Company may incur as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other political factors. The Company is not subject to direct market risk due to changes in foreign exchange rates. However, the Company is subject to market risk as a result of changes in interest rates and equity prices, which are affected by global economic conditions. The principal source of this risk arises from maintaining securities inventory positions and trading and market-making in these securities. The Company carries inventories of marketable securities including equities and municipal, U.S. government and agency zero coupon, corporate, and CMO fixed income securities for resale to its retail and institutional brokerage customers and other broker-dealers. All of the Company's securities inventories are held for trading purposes.

  In connection with the Company's dealing activities, the Company is exposed to interest rate risk due to changes in the level or volatility of interest rates, changes in the yield curve, mortgage prepayments and credit spreads. The Company is exposed to equity price risk due to changes in the level and volatility of equity prices primarily in the Nasdaq and over-the-counter markets. The Company controls its market risk primarily through notional limits on trading inventories. In addition, the Company attempts to mitigate its exposure to interest rate risk on its long CMO and U.S. government and agency inventories by entering into hedging transactions through the use of short cash positions in U.S. government obligations and, to a lesser extent, financial futures contracts.

  The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short"), net positions and overall position limits as of September 25, 1998:

                              LONG         SHORT          NET            LIMIT
                          ------------ -------------  -----------  -----------------
Fixed income securities:
 Corporate bonds, deben-
  tures, and notes......  $  2,212,000 $     (14,000) $ 2,198,000  Long $  7,000,000
 U.S. Government and
  government
  agency obligations....   158,471,000  (163,764,000)  (5,293,000) Long $180,000,000(1)
 Collateralized mortgage
  obligations...........     4,001,000        (8,000)   3,993,000  Long $ 30,000,000(2)
 State and municipal ob-
  ligations.............     4,112,000                  4,112,000  Long $  5,000,000
Equity securities:
 Corporate stocks.......       614,000      (309,000)     305,000  Long $  2,500,000
                                                                   Short $ 2,500,000

--------
(1) $175,000,000 of total long position limit must be adequately hedged.
(2) Unless approval is given, long inventory must be adequately hedged.

  The information regarding the Company's market risk included above does not consider other factors that may influence the Company's market risk, such as credit spread risk, prepayment risk on CMOs, or changes in the shape of the yield curve. Information with regard to the Company's securities borrowed, securities loaned, borrowings, and securities sold under agreements to repurchase is not included, as the interest rates for such instruments are generally reset on a daily basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements, financial statement schedule and supplementary financial information required by this item are listed in the index appearing on page 42 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

  The information required by this item is included under the captions "Proposal: Election of Directors," "Executive Compensation," "Certain Transactions" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement and in Part I of this Form 10-K under the caption "Executive Officers of the Company." Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION:

  The information required by this item is included under the captions "Compensation of Directors," "Executive Compensation," and "Employment Contracts, Termination of Employment and Change of Control Arrangements" in the Company's 1999 Proxy Statement and is incorporated herein by reference, except that, pursuant to Item 402(a)(8) of Regulation S-K, the information to be contained in the Company's 1999 Proxy Statement in response to paragraphs
(k) and (l) of Item 402 is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

  The information required by this item is included under the caption "Beneficial Ownership of Shares" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

  The information required by this item is included under the caption "Certain Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

  (a) Documents filed as part of this Report:

  1. FINANCIAL STATEMENTS:

    The financial statements required to be filed hereunder are listed on page 42 hereof.

  2. FINANCIAL STATEMENT SCHEDULES:

    The financial statements required to be filed hereunder are listed on page 42 hereof.

  3. EXHIBITS:

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
  3.1+   Amended and Restated Articles of Incorporation of Ragen MacKenzie
          Group Incorporated.
  3.2+   Bylaws of Ragen MacKenzie Group Incorporated.
 10.1+   Master Note of RMI in favor of Bank America National Trust and Savings
          Association, dated July 9, 1997.
 10.2+   Security Agreement between RMI and Bank America National Trust and
          Savings Association, dated October 14, 1995.
 10.3+   Lease Agreement between Wright-Carlyle Seattle and RMI, dated November
          8, 1983, as amended December 19, 1988, August 24, 1992, June 1, 1993,
          July 20, 1995, April 30, 1997 and June 6, 1997.
 10.4+   Form of Noncompetition and Nonsolicitation Agreement executed as of
          April 14, 1998, by RMGI and each of Lesa A. Sroufe, Robert J.
          Mortell, Jr., Mark A. McClure, V. Lawrence Bensussen and John L.
          MacKenzie.
 10.5+   Severance and Correspondent Clearing Agreement between RMI and Brooks
          G. Ragen, executed April 17, 1998.
 10.6+   Agreement and Release between RMI and Scott McAdams, dated March 22,
          1998.
 10.7+   RMI 1989 Stock Option Plan.
 10.8+   RMI 1993 Stock Option Plan.
 10.9+   RMI 1996 Stock Incentive Compensation Plan.
 10.10+  RMI 1997 Share Repurchase Plan.
 10.11+  RMGI 1998 Stock Incentive Compensation Plan.
 10.12+  ABC Brokerage Accounting System Agreement between Pershing Division of
          Donaldson, Lufkin & Jenrette Securities Corporation and RMI, dated
          April 1, 1997.
 10.13+  Agreement and Plan of Merger dated as of May 29, 1998, as amended June
          8, 1998.
 10.14+  Employment Agreement between RMI and Mark A. McClure, dated June 16,
          1994, as amended by an addendum dated June 3, 1997.
 10.15+  RMGI Employee Stock Purchase Plan.
 10.16+  RMI Agreement to Grant Stock Option to Mark A. McClure dated
          June 16, 1994.
 10.17+  RMI Agreement to Grant Stock Option to Mark A. McClure dated February
          25, 1997.

10.18+  RMI Agreement to Grant Stock Option to Stan Freimuth dated April 29, 1996.
10.19+  RMI Agreement to Grant Stock Option to Stan Freimuth dated June 11, 1996.
10.20+  Executive Performance Bonus Plan.
10.21*  RMGI Deferred Compensation Plan.
10.22*  First Amendment to Severance and Correspondent Clearing Agreement, dated June 19, 1998, between
         RMI and Brooks G. Ragen.
10.23*  Second Amendment to Severance and Correspondent Clearing Agreement, between RMI and
         Brooks G. Ragen, dated September 21, 1998.
10.24*  Amendments to Lease Agreement between EOP Northwest Properties, L.L.C (as successor in interest to Wright-Carlyle Seattle) and RMI, dated September 26, 1997, September 21, 1998 and
         November 6, 1998.
21.1+   Subsidiaries of the Registrant
23.1*   Consent of Deloitte & Touche LLP
27.1*   Financial Data Schedule. (This Financial Data Schedule is only required to be submitted with the
         Registrant's Annual Report on 10-K as filed electronically to the SEC's EDGAR database.)

--------
 * Filed herewith.

 + Incorporated by reference to the Company's Registration Statement on Form
   S-1, as amended (Registration No. 333-50735).

   (b) Reports on Form 8-K:

   None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the 15th day of December, 1998:

             SIGNATURE                           TITLE
             ---------                           -----

       /s/ LESA A. SROUFE            Chairman of the Board and
____________________________________  Chief Executive Officer
           Lesa A. Sroufe             (Principal Executive
                                      Officer)

   /s/ ROBERT J. MORTELL, Jr.        President, Chief Operating
____________________________________  Officer, Treasurer and
       Robert J. Mortell, Jr.         Director

   /s/ V. LAWRENCE BENSUSSEN         Senior Vice President, Chief
____________________________________  Financial Officer and
       V. Lawrence Bensussen          Secretary (Principal
                                      Financial and Accounting
                                      Officer)

      /s/ MARK A. MCCLURE            Executive Vice President and
____________________________________  Director
          Mark A. McClure

      /s/ KIRBY L. CRAMER            Director
____________________________________
          Kirby L. Cramer

  /s/ ARTHUR W. HARRIGAN, JR.        Director
____________________________________
      Arthur W. Harrigan, Jr.

      /s/ PETER B. MADOFF            Director
____________________________________
          Peter B. Madoff

     /s/ JOHN L. MACKENZIE           Director
____________________________________
         John L. MacKenzie

     /s/ GREGORY B. MAFFEI           Director
____________________________________
         Gregory B. Maffei

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

       AS OF SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997, AND FOR EACH OF
            THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 25, 1998
                       AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  43
Consolidated Financial Statements:
  Consolidated statements of financial condition...........................  44
  Consolidated statements of income........................................  45
  Consolidated statements of cash flows....................................  46
  Consolidated statements of shareholders' equity..........................  47
  Notes to consolidated financial statements...............................  48

Financial Statement Schedule:
  I--Condensed financial information of the registrant
      Independent Auditors' Report.........................................  61
      Condensed Financial Statements:
          Condensed statement of financial condition.......................  62
          Condensed statement of income and shareholders' equity...........  63
          Condensed statement of cash flows................................  64


     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the respective consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Ragen MacKenzie Group Incorporated and Subsidiary
Seattle, Washington

  We have audited the accompanying consolidated statements of financial condition of Ragen MacKenzie Group Incorporated and subsidiary (the Company) as of September 25, 1998, and September 26, 1997, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended September 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ragen MacKenzie Group Incorporated and subsidiary as of September 25, 1998, and September 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

November 20, 1998
Seattle, Washington

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          SEPTEMBER 25, SEPTEMBER 26,
                                                                              1998          1997
                                                                          ------------- -------------
                                 ASSETS
                                 ------
CASH....................................................................    $  2,143      $  4,980
CASH AND MARKET VALUE OF SECURITIES SEGREGATED FOR THE EXCLUSIVE BENEFIT
 OF CUSTOMERS...........................................................     315,997       306,704
DEPOSITS WITH CLEARING ORGANIZATIONS....................................       1,207         1,007
RECEIVABLE FROM:
  Brokers, dealers, and clearing organizations..........................       2,661         1,399
  Customers.............................................................     110,428       105,378
SECURITIES OWNED, at market value.......................................     169,410       122,778
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.........................     172,384       111,917
SECURITIES BORROWED.....................................................       2,144         8,097
FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, at cost, less accumu-
 lated depreciation and amortization of $4,178 and $3,629...............       1,293           888
OTHER ASSETS............................................................       4,182         2,729
                                                                            --------      --------
    TOTAL...............................................................    $781,849      $665,877
                                                                            ========      ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
LIABILITIES:
  Borrowings............................................................    $ 47,225      $ 17,750
  Payable to:
    Brokers, dealers, and clearing organizations........................      11,986        10,300
    Customers, including free credit balances of $381,375 and $391,602..     390,697       406,017
  Securities sold but not yet purchased, at market value................     164,095       106,629
  Securities sold under agreements to repurchase........................      45,900        41,600
  Accrued compensation and related benefits.............................       8,300         8,139
  Other liabilities and accrued expenses................................       4,707         5,194
                                                                            --------      --------
    Total liabilities...................................................     672,910       595,629
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value--Authorized, 10,000,000 shares; no shares issued and outstanding........................................
  Common stock, $.01 par value--Authorized, 50,000,000 shares; issued
   and outstanding, 13,457,390 and 10,242,889 shares....................         135           102
  Additional paid-in capital............................................      47,872        20,577
  Treasury stock--50,600 shares, at cost................................        (511)
  Retained earnings.....................................................      61,443        49,569
                                                                            --------      --------
    Total shareholders' equity..........................................     108,939        70,248
                                                                            --------      --------
    TOTAL...............................................................    $781,849      $665,877
                                                                            ========      ========

                 See Notes to Consolidated Financial Statements

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  FISCAL YEAR ENDED
                                      -----------------------------------------
                                      SEPTEMBER 25, SEPTEMBER 26, SEPTEMBER 27,
                                          1998          1997          1996
                                      ------------- ------------- -------------
REVENUES:
  Principal transactions, net........    $24,239       $23,566       $23,526
  Commissions........................     32,672        30,758        28,516
  Other..............................      6,024         4,078         3,569
                                         -------       -------       -------
    Total operating revenues.........     62,935        58,402        55,611
  Interest income....................     36,434        30,179        24,210
                                         -------       -------       -------
    Total revenues...................     99,369        88,581        79,821
  Interest expense...................     23,334        19,694        16,230
                                         -------       -------       -------
    Net revenues.....................     76,035        68,887        63,591
                                         -------       -------       -------
NONINTEREST EXPENSES:
  Compensation and benefits..........     37,802        35,176        33,924
  Compensation charges related to
   IPO...............................      3,480
  Key person death benefits plan.....                   (5,000)
  Occupancy and equipment............      4,916         4,714         3,938
  Communications.....................      3,572         3,276         2,776
  Clearing and exchange fees.........      2,650         2,338         2,344
  Other..............................      3,917         3,534         3,854
                                         -------       -------       -------
    Total noninterest expenses.......     56,337        44,038        46,836
                                         -------       -------       -------
INCOME BEFORE TAXES ON INCOME........     19,698        24,849        16,755
TAXES ON INCOME......................      7,824         9,460         6,254
                                         -------       -------       -------
NET INCOME...........................    $11,874       $15,389       $10,501
                                         =======       =======       =======
EARNINGS PER COMMON SHARE:
  Basic..............................    $  1.05       $  1.54       $  1.10
  Diluted............................       1.01          1.44          1.04

                 See Notes to Consolidated Financial Statements

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  FISCAL YEAR ENDED
                                      -----------------------------------------
                                      SEPTEMBER 25, SEPTEMBER 26, SEPTEMBER 27,
                                          1998          1997          1996
                                      ------------- ------------- -------------
OPERATING ACTIVITIES:
 Net income.........................    $ 11,874      $ 15,389      $ 10,501
 Adjustments to reconcile net income
  to net cash provided (used) by op-
  erating activities:
   Depreciation and amortization....         549           425           377
   Key person death benefits plan
    reversal........................                    (5,000)
   Stock option expense.............       2,932         2,223         3,125
   Deferred tax expense (benefit)...        (503)        2,476          (716)
   Gain on sale of Pacific Stock Ex-
    change seat.....................        (290)
   Cash provided (used) by changes
    in operating assets and liabili-
    ties:
     Cash and market value of
      securities segregated for the
      exclusive benefit of
      customers.....................      (9,293)      (79,938)      (25,961)
     Deposits with clearing organi-
      zations.......................        (200)                         10
     Receivable from:
      Brokers, dealers, and clearing
       organizations................      (1,262)           67         1,539
      Customers.....................      (5,050)      (18,669)      (27,101)
     Securities owned...............     (46,632)      (44,097)        2,634
     Securities purchased under
      agreements to resell..........     (60,467)      (36,574)        1,996
     Securities borrowed............       5,953        (2,316)          862
     Other assets...................        (977)          396          (791)
     Payable to:
      Brokers, dealers, and clearing
       organizations................       1,686         5,926          (887)
      Customers.....................     (15,320)      116,791        38,297
     Securities sold but not yet
      purchased.....................      57,466        37,029        (9,930)
     Securities sold under agreement
      to repurchase.................       4,300         6,912        31,836
     Accrued compensation and re-
      lated benefits................         161         4,122           988
     Other liabilities and accrued
      expenses......................        (487)          979           405
                                        --------      --------      --------
 Net cash provided (used) by operat-
  ing activities....................     (55,560)        6,141        27,184
INVESTING ACTIVITIES:
 Proceeds from sale of Pacific Stock
  Exchange seat.....................         317
 Purchases of furniture, equipment,
  and leasehold improvements........        (954)         (469)         (246)
                                        --------      --------      --------
 Net cash used by investing activi-
  ties..............................        (637)         (469)         (246)
FINANCING ACTIVITIES:
 Proceeds from (repayment of)
  borrowings, net...................      29,475        (2,575)      (27,557)
 Proceeds from initial public offer-
  ing, net of issuance costs........      18,634
 Proceeds from issuance of common
  stock.............................       7,343         1,830         2,233
 Repurchases of common stock........      (2,092)       (1,717)       (1,112)
                                        --------      --------      --------
 Net cash provided (used) by financ-
  ing activities....................      53,360        (2,462)      (26,436)
                                        --------      --------      --------
INCREASE (DECREASE) IN CASH.........      (2,837)        3,210           502
CASH:
 Beginning of fiscal year...........       4,980         1,770         1,268
                                        --------      --------      --------
 End of fiscal year.................    $  2,143      $  4,980      $  1,770
                                        ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the fiscal year
  for:
   Interest.........................    $ 22,977      $ 19,797      $ 15,959
   Federal income taxes.............       8,400         6,000         7,700

                 See Notes to Consolidated Financial Statements

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           COMMON STOCK                TREASURY STOCK
                         ------------------ ADDITIONAL ---------------
                                             PAID-IN                    RETAINED
                           SHARES    AMOUNT  CAPITAL   SHARES   AMOUNT  EARNINGS  TOTAL
                         ----------  ------ ---------- -------  ------  -------- --------
BALANCE, September 29,
 1995...................  9,306,493   $ 93   $14,004       --   $ --    $23,679  $ 37,776
  Stock options exer-
   cised................    879,032      9     2,224                                2,233
  Repurchase and retire-
   ment of common
   stock................   (292,425)    (3)   (1,109)                              (1,112)
  Noncash compensation--
   Stock options........                       3,125                                3,125
  Net income............                                                 10,501    10,501
                         ----------   ----   -------   -------  -----   -------  --------
BALANCE, September 27,
 1996...................  9,893,100     99    18,244                     34,180    52,523
  Stock options exer-
   cised................    670,425      7     1,812                                1,819
  Repurchase and retire-
   ment of common
   stock................   (322,770)    (4)   (1,713)                              (1,717)
  Issuance of common
   stock................      2,134               11                                   11
  Noncash compensation--
   Stock options........                       2,223                                2,223
  Net income............                                                 15,389    15,389
                         ----------   ----   -------   -------  -----   -------  --------
BALANCE, September 26,
 1997................... 10,242,889    102    20,577                     49,569    70,248
  Stock options exer-
   cised................  1,871,563     19     7,291                                7,310
  Repurchase and retire-
   ment of common
   stock................   (234,127)    (2)   (1,579)                              (1,581)
  Issuance of common
   stock................      4,965               33                                   33
  Issuance of common
   stock in conjunction
   with initial public
   offering.............  1,572,100     16    18,618                               18,634
  Purchase of treasury
   stock................                               (50,600)  (511)               (511)
  Noncash compensation--
   Stock options........                       2,932                                2,932
  Net income............                                                 11,874    11,874
                         ----------   ----   -------   -------  -----   -------  --------
BALANCE, September 25,
 1998................... 13,457,390   $135   $47,872   (50,600) $(511)  $61,443  $108,939
                         ==========   ====   =======   =======  =====   =======  ========

                 See Notes to Consolidated Financial Statements

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS

  ORGANIZATION: Ragen MacKenzie Group Incorporated (RMGI), a Washington corporation, was formed for the purpose of becoming the holding company and sole shareholder of Ragen MacKenzie Incorporated (RMI). In June 1998, the shareholders of RMI approved the Agreement and Plan of Merger pursuant to which their shares of RMI were exchanged for an equal number of shares of RMGI, and under which RMI became a wholly owned subsidiary of RMGI. At the same time, RMGI assumed the obligations of RMI with respect to RMI's outstanding options to purchase or acquire shares of common stock of RMI granted pursuant to RMI's option plans and other arrangements entitling persons to receive stock options.

  As RMI and RMGI were entities under common control, the accompanying financial statements give effect to the share exchange and merger as if it were a pooling-of-interest. Accordingly, the financial statements reflect the transaction as if it had occurred as of the beginning of the earliest period presented, and the assets, liabilities and shareholders' equity are recorded based upon their historical carrying amounts. No intangible assets were created and recorded as a result of this transaction.

  NATURE OF OPERATIONS: RMGI, through its subsidiary, operates predominantly in a single business segment, that of the securities industry. Within this segment, RMI is engaged in securities brokerage and related investment services that include retail and institutional brokerage of securities, investment research, market making, trading, underwriting, and distribution of corporate securities and correspondent clearing. RMI is registered with the Securities and Exchange Commission (the SEC) as a broker/dealer, is a member firm of the New York Stock Exchange (the NYSE) and has retail offices located in Washington, Oregon, and Alaska.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION: The consolidated financial statements include the accounts of RMGI and its subsidiary, RMI (collectively, the Company). All significant intercompany accounts and transactions have been eliminated upon consolidation.

  REPORTING PERIOD: The Company utilizes fiscal periods to report its results of operations. The Company's fiscal year ends on the Friday on or immediately prior to September 30. Results of operations for the fiscal years ended September 25, 1998, September 26, 1997, and September 27, 1996, consist of 52-week periods.

  REVENUE RECOGNITION: Principal transactions and commission revenue and expense are recorded primarily on a settlement-date basis, which is not materially different from recording such transactions at trade date.

  Securities owned and securities sold but not yet purchased are recorded at quoted fair values, with resulting unrealized appreciation and depreciation included in revenues from principal transactions.

  FAIR VALUE OF FINANCIAL INSTRUMENTS: All of the Company's financial instruments are carried at fair value or contracted amounts which approximate fair value.

  Assets, which are recorded at contracted amounts approximating fair value, consist primarily of short-term secured receivables, including securities purchased under agreements to resell, securities borrowed, and certain other receivables. Similarly, the Company's short-term liabilities, including borrowings, securities sold under agreements to repurchase, and certain other payables, are recorded at contracted amounts approximating fair value. These instruments generally have variable interest rates and short-term maturities, in many cases overnight, and accordingly, are not materially affected by changes in interest rates.

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

  CASH: Cash as reflected in the consolidated statements of cash flows consists of balances in bank accounts used in operations and excludes amounts held for the exclusive benefit of customers pursuant to SEC Rule 15c3-3.

  RECEIVABLE FROM AND PAYABLE TO BROKERS/DEALERS: Amounts receivable from and payable to brokers/dealers consist primarily of the contract value of securities which have not been delivered or received as of the date of the consolidated statements of financial condition.

  RECEIVABLE FROM AND PAYABLE TO CUSTOMERS: Amounts receivable from and payable to customers arise from normal securities margin and cash transactions. Securities owned by customers and either held as collateral for these transactions or held in safekeeping are not reflected in the consolidated statements of financial condition. Management considers the receivables adequately collateralized. As such, no allowances for credit losses have been provided for the receivables. Receivables from and payable to customers are recorded on a settlement-date basis, which is not materially different from recording such transactions at trade date.

  SECURITIES UNDER AGREEMENT TO RESELL AND REPURCHASE: Repurchase and resale agreements are treated as financing arrangements and are carried at contract amounts reflective of the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements. Resale agreements are collateralized by U.S. Government and government agency obligations. The Company's policy is to take physical possession or control of securities purchased under agreements to resell. The Company monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate.

  FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS: Furniture and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful life of the asset, generally three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the respective lease term or the estimated life of the improvement. Management periodically evaluates furniture, equipment, and leasehold improvements for impairment whenever events or circumstances indicate the carrying amount may not be recoverable.

  SECURITIES-LENDING ACTIVITIES: Securities borrowed and securities loaned are financing arrangements which are recorded at the amount of cash collateral advanced or received. Securities-borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

  INCOME TAXES: The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws.

  RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in shareholders' equity.

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires an enterprise to report certain additional financial and descriptive information about its reportable operating segments.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value.

  The Company will adopt SFAS No. 130 and No. 131 during fiscal 1999. Management has not yet determined what reportable operating segments will be provided upon adoption of SFAS No. 131. As both pronouncements are disclosure and presentation related, implementation of SFAS No. 130 and No. 131 will not have an impact on the Company's financial condition, results of operations, or cash flows.

  The Company will adopt SFAS No. 133 during fiscal 2000. The Company is in the process of evaluating the impact of the new accounting standard.

  USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Such estimates relate to the fair value of certain financial instruments. Actual results could differ from such estimates.

NOTE 3: CASH AND MARKET VALUE OF SECURITIES SEGREGATED FOR THE EXCLUSIVE BENEFIT OF CUSTOMERS

  Cash and market value of securities segregated for the exclusive benefit of customers under Rule 15c3-3 of the SEC consists primarily of securities purchased under agreements to resell. Such agreements, which are accounted for as collateralized financing transactions, are recorded at their contractual amounts and totalled $315,365,000 and $306,222,000 at September 25, 1998, and September 26, 1997, respectively.

  Securities purchased under agreements to resell were delivered by appropriate entry into the Company's account for the exclusive benefit of customers maintained at a custodian bank under written custodial agreements that explicitly recognize the Company's interest in the securities. At September 25, 1998, these securities, all of which were U.S. Government and government agency obligations, had a market value of $318,520,000. The agreements to resell securities purchased were with one counterparty and have a stated maturity of one day.

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

NOTE 4: MARKETABLE SECURITIES OWNED AND MARKETABLE SECURITIES SOLD BUT NOT YET PURCHASED

  Marketable securities owned and marketable securities sold but not yet purchased consist of trading securities at quoted market values as follows (in thousands):

                                          SEPTEMBER 25, 1998 SEPTEMBER 26, 1997
                                          ------------------ ------------------
                                                   SOLD BUT           SOLD BUT
                                                    NOT YET            NOT YET
                                           OWNED   PURCHASED  OWNED   PURCHASED
                                          -------- --------- -------- ---------
Corporate bonds, debentures, and notes..  $  2,212 $     14  $  1,710 $    447
U.S. Government and government agency
 obligations............................   158,471  163,764   107,925  105,411
Collateralized mortgage obligations.....     4,001        8     9,461       86
State and municipal obligations.........     4,112              2,311       11
Corporate stocks........................       614      309     1,371      674
                                          -------- --------  -------- --------
                                          $169,410 $164,095  $122,778 $106,629
                                          ======== ========  ======== ========

  Securities sold but not yet purchased represent obligations of the Company to deliver the specified security, and thereby create a liability to purchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the amount recognized in the consolidated statements of financial condition.

NOTE 5: BORROWINGS

  Borrowings under a secured credit facility authorized up to $85,000,000 are callable on demand, collateralized by 90% of the value of certain securities pledged ($107,043,000 and $74,835,000 at September 25, 1998, and September 26,
1997, respectively), and bear interest at the prevailing broker rate (5.9% at September 25, 1998, and September 26, 1997).

NOTE 6: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  At September 25, 1998, and September 26, 1997, the market value of the securities sold subject to repurchase was $46,819,000 and $42,434,000, respectively, and the average effective interest rate at these dates on the transactions was 6.0%.

NOTE 7: INCOME TAXES

  Taxes on income included in the consolidated statements of income consist of the following (in thousands):

                                                           FISCAL YEAR ENDED
                                                          ---------------------
                                                           1998    1997   1996
                                                          ------  ------ ------
   Federal current tax expense........................... $8,327  $6,984 $6,970
   Federal deferred tax expense (benefit)................   (503)  2,476   (716)
                                                          ------  ------ ------
   Total taxes on income................................. $7,824  $9,460 $6,254
                                                          ======  ====== ======

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

  The components of the provision (benefit) for deferred income taxes consist of the following (in thousands):

                                                           FISCAL YEAR ENDED
                                                           -------------------
                                                           1998    1997  1996
                                                           -----  ------ -----
   Deferred compensation and benefit plans................ $(185) $1,727 $ --
   Other liabilities and accrued expenses.................  (217)    245  (245)
   Other..................................................  (101)    504  (471)
                                                           -----  ------ -----
   Total deferred tax expense (benefit)................... $(503) $2,476 $(716)
                                                           =====  ====== =====

  A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                                   FISCAL YEAR
                                                                      ENDED
                                                                  ----------------
                                                                  1998  1997  1996
                                                                  ----  ----  ----
   Statutory rate................................................  35%   35%   35%
   Nondeductible stock option plan expense.......................   5     3     2
                                                                  ---   ---   ---
   Effective tax rate............................................  40%   38%   37%
                                                                  ===   ===   ===

  The tax effects of temporary differences that give rise to deferred tax assets, included in other assets, are as follows (in thousands):

                                                     SEPTEMBER 25, SEPTEMBER 26,
                                                         1998          1997
                                                     ------------- -------------
   Deferred compensation and benefit plans..........    $  208        $   23
   Other liabilities and accrued expenses...........     1,107           890
   Other............................................       329           228
                                                        ------        ------
   Total deferred tax asset.........................    $1,644        $1,141
                                                        ======        ======

  There were no deferred tax liabilities at September 25, 1998, or September 26, 1997. The Company has determined that no valuation allowance against deferred tax assets at September 25, 1998, or September 26, 1997, was necessary since it is more likely than not that the Company will generate sufficient taxable income to provide for realization of the deferred tax asset.

NOTE 8: LEASES, COMMITMENTS, AND CONTINGENT LIABILITIES

  The Company leases certain office space under noncancellable operating leases which expire through 2006. Certain of these leases contain escalation clauses based upon increased costs incurred by the lessor. Future minimum rentals under the terms of the lease agreements are as follows (in thousands):

       FISCAL YEAR ENDING
         SEPTEMBER
       ------------------
          1999........................................................... $1,197
          2000...........................................................  1,154
          2001...........................................................    935
          2002...........................................................    376
          2003...........................................................     96
         Thereafter......................................................    289
                                                                          ------
                                                                          $4,047
                                                                          ======

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

  Total rental expense under the leases for fiscal 1998, 1997, and 1996 was $1,286,000, $990,000, and $916,000, respectively.

  In the normal course of business, there are various lawsuits, claims, and contingencies pending against the Company, which in the opinion of management, will be resolved with no material impact on the Company's financial position or results of operations.

NOTE 9: NET CAPITAL REQUIREMENTS

  RMI is subject to the Uniform Net Capital Rule 15c3-1 (the Rule) under the Securities Exchange Act of 1934. RMI has elected to compute net capital under the alternative provisions of the Rule, which require RMI to maintain net capital, as defined, equal to the greater of $1,000,000 or 2% of aggregate debit items arising from customer transactions, as defined. At September 25, 1998, RMI's net capital was $94,816,000, which was 84% of aggregate debit items, and which exceeded the minimum net capital requirement of $2,251,000 by $92,565,000.

  The net capital rules of the NYSE also provide that equity capital of RMI may not be withdrawn or cash dividends paid without notification if resulting net capital would be less than 5% of aggregate debit items.

NOTE 10: EMPLOYEE BENEFITS

  The Company maintains a voluntary defined contribution 401(k) plan available to all full-time employees of the Company. Employees may defer a portion of their compensation limited by overall maximums, subject to antidiscrimination tests as set forth in the Internal Revenue Code (IRC). The Company provides a discretionary matching contribution (100% of the participant's contribution) up to a maximum of 4% of the participant's total earnings. The Company does not match the contribution for participants with total earnings greater than a specified limit. The Company's accrual for matching contributions was $120,000 in 1998, $110,000 in 1997, and $115,000 in 1996.

  In 1992, the Company adopted a key person death benefits plan, an unfunded plan under which certain payments would have been made to the estates of key employees upon their deaths. In February 1997, the Company's Board of Directors approved the termination of the key person death benefits plan. Upon termination, the Company recorded a benefit of $5,000,000, which constitutes reversal of the amount previously accrued for plan benefits. The Company had no outstanding obligations nor any future obligations under the key person death benefits plan at termination date.

NOTE 11: SHAREHOLDERS' EQUITY

  REORGANIZATION AND INITIAL PUBLIC OFFERING: In June 1998, the Company effected a reorganization (the Reorganization), under which holders of common stock of RMI exchanged their shares for shares of RMGI, RMI became a wholly owned subsidiary of RMGI, and the initial public offering (IPO) of common stock of RMGI was completed. Upon the successful completion of the IPO, the Company's variable-award, book-value-based stock option plans, which were assumed by RMGI in the Reorganization, were converted to fixed-award, fair-value-based stock option plans. These plans are to be operated and accounted for as fixed-award plans under the provisions of Accounting Principles Board Opinion (APB) No. 25. This conversion resulted in a new measurement date for all then outstanding options and in a compensation charge based upon the difference between the initial public offering price of the Company's common stock and the book value established at the most recent period immediately preceding the IPO. Accordingly, the Company recorded compensation expense of $1,782,000 based on the difference between the book value of the Company's common stock immediately preceding the IPO and the fair market value of the stock (based on the initial public offering price of $14.00 per

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY share) for all variable-award, book-value-based stock options outstanding on the date of consummation of the IPO. As a result of the conversion of the Company's stock option plans, changes in the market value of the Company's common stock will not result in future compensation expense for these options. Additionally, the Company recorded compensation expense of $1,698,000 (based on the initial public offering price of $14.00 per share), which reflects the increase in the value of certain stock appreciation rights outstanding under the Share Repurchase Plan, as discussed below. The expenses recorded as a result of the new measurement date for the outstanding options and increase in the value of the stock appreciation rights (Repurchase SARs) outstanding on the date of the IPO are classified as compensation charges related to IPO in the accompanying consolidated statements of income.

  TREASURY STOCK: In August 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock over the following 12 months. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares are to be held as treasury stock and used for the Company's employee stock option and other benefit plans. During fiscal 1998, the Company repurchased 50,600 shares at a total cost of $511,000.

  STOCK OPTIONS: In June 1998, the Company adopted the 1998 Stock Incentive Compensation Plan (the 1998 Plan) pursuant to which an aggregate of 2,000,000 shares of common stock are authorized for issuance to employees, officers, directors, and independent contractors of the Company. The 1998 Plan includes stock option (incentive and nonqualified), stock appreciation right, stock award (including restricted stock), performance award and other stock-based award features. No instruments other than stock options have been granted. Options to purchase shares of common stock granted to nondirectors are generally nonqualified options that vest over a three-year term and expire three and one-half years from the date of grant. Initial options granted to nonemployee directors are nonqualified options that vest after one year and expire ten years from the date of grant. Subsequent annual options granted to nonemployee directors are immediately exercisable on the date of grant and expire ten years after grant date. Options are generally granted at 100% of the fair market value of the share at the date of grant but are not required to be.

  The 1998 Plan became effective immediately prior to the effective date of the Reorganization, at which time all preexisting plans of RMI were suspended. No additional options will be granted under the suspended plans.

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

  At September 25, 1998, there were 2,645,700 shares of unissued common stock reserved for issuance under the 1998 Plan and the suspended plans, of which options for the purchase of 1,865,000 shares were available for future grants. The price ranges of options exercised were $2.98 to $7.05 in 1998, $2.45 to $6.00 in 1997, and $1.14 to $3.75 in 1996. A summary of stock option activity under the stock option plans follows:

                                                                     WEIGHTED
                                                      NUMBER OF      AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                      ----------  --------------
Outstanding, September 29, 1995......................  2,185,225      $2.92
  Granted............................................    854,980       3.61
  Exercised..........................................   (970,550)      2.59
  Expired and canceled...............................   (155,925)      3.36
                                                      ----------
Outstanding, September 27, 1996......................  1,913,730       3.36
  Granted............................................    436,490       5.68
  Exercised..........................................   (670,425)      2.71
  Expired and canceled...............................    (86,975)      3.74
                                                      ----------
Outstanding, September 26, 1997......................  1,592,820       4.18
  Granted............................................    698,528       8.22
  Exercised.......................................... (1,871,563)      4.62
  Expired and canceled...............................    (39,820)      5.37
                                                      ----------
Outstanding, September 25, 1998......................    379,965       9.32
                                                      ==========

  Additional information regarding options outstanding as of September 25, 1998, is as follows:

                      OUTSTANDING OPTIONS                           OPTIONS EXERCISABLE
 -------------------------------------------------------------------------------------------
                              WEIGHTED AVERAGE
                                 REMAINING
    RANGE OF        NUMBER    CONTRACTUAL LIFE WEIGHTED AVERAGE   NUMBER    WEIGHTED AVERAGE
 EXERCISE PRICES  OUTSTANDING      (YEARS)      EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
 ---------------  ----------- ---------------- ---------------- ----------- ----------------
 $5.72-$6.74        158,266         1.27            $6.57         158,266        $6.57
  7.05               86,699         1.78             7.05          71,649         7.05
 14.00-14.13        135,000         8.08            14.03
                    -------                                       -------
 5.72-14.13         379,965         3.81             9.32         229,915         6.72
                    =======                                       =======

  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the variable plan accounting prescribed in SFAS No. 123, the Company's net income for each of the fiscal years would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                           1998    1997    1996
                                                          ------- ------- ------
   Net income:
     As reported......................................... $11,874 $15,389 10,501
     Pro forma...........................................  13,836  17,418 13,365

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

                                         1998          1997          1996
                                     ------------- ------------- -------------
                                     BASIC DILUTED BASIC DILUTED BASIC DILUTED
                                     ----- ------- ----- ------- ----- -------
   Earnings per common share:
     As reported.................... $1.05  $1.01  $1.54  $1.44  $1.10  $1.04
     Pro forma......................  1.22   1.18   1.74   1.63   1.40   1.32

  In the table above, pro forma compensation expense associated with option grants is recognized over the vesting period. The impact of applying SFAS No. 123 on pro forma disclosure is not representative of the potential impact on pro forma net earnings for future years, which will include the cumulative effect of expense related to vesting of 1996 and subsequent grants. Additionally, these pro forma amounts are not expected to be representative of future disclosures due to the conversion of the Company's variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans that occurred in conjunction with the Company's IPO. As a result of the conversion, changes in the market value of the Company's common stock will not result in future compensation expense.

  The per share weighted average fair value of stock options granted during the years ended September 25, 1998, September 26, 1997, and September 27, 1996, was $2.34, $0.51, and $0.31, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock option grants in 1998, 1997, and 1996, respectively: expected dividend yield of -0-% for all three years; risk-free interest rates of 5.5%, 5.9% and 5.8%; expected volatility of 37% in 1998; and expected lives of 2.4, 1.8 and 1.8 years. Under the provisions of SFAS No. 123 for nonpublic entities, no assumptions have been made for expected volatility in the calculations related to fiscal years 1997 and 1996.

  PERFORMANCE-BASED ARRANGEMENTS: Prior to consummation of the Reorganization and IPO, RMI entered into arrangements with certain employees, entitling the employees to receive fully vested options subject to attainment of specific performance goals, generally related to commission volume. Performance-based arrangements outstanding at the time of the Reorganization were assumed by RMGI. Under the performance-based arrangements, 400,735 and 579,325 options to receive shares or rights to receive options to purchase shares of common stock have been committed to employees at September 25, 1998, and September 26, 1997, respectively. Rights to receive options will convert into outstanding stock options at such time as performance measures are met. Performance-based arrangements typically terminate two to five years from the date of grant if performance has not been achieved. Such arrangements may require the Company to make a cash payment to the option award recipient to the extent that the maximum option price in the contractual arrangement is below the fair market value of the common stock at the date the performance measures are met. Per share exercise amounts related to the 400,735 outstanding commitments at September 25, 1998, range from $1.36 to $9.50. Compensation expense for fiscal 1998, 1997, and 1996 included $349,000, $250,000, and $171,000, respectively, under such arrangements.

  Generally unvested options under the Company's stock option plans, and deferred compensation under the Deferred Compensation Plan, as well as unmet performance-based arrangements, become exercisable in full immediately prior to the occurrence of a "Corporate Transaction" or "Change in Control" as defined in the plan documents. Management does not believe these definitions include an initial public offering transaction.

  DEFERRED COMPENSATION PLAN: In June 1998, the Company adopted a nonqualified and unfunded deferred compensation plan (the Deferred Compensation Plan) for the executive officers and other highly compensated employees, as defined in the plan. Eligible employees may elect to defer a portion of their compensation during two six-month deferral periods that begin each January 1 and July 1 based upon the level of their prior calendar-year compensation. Eligible participants elect to have their deferred balances measured as if they were invested in short-term U.S. Treasury securities or common stock of the Company. Investment elections are measured and credited to each participant account at the end of each deferral period at a price ranging from 75% to 85% of the

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY average fair market value during the last five trading days of the deferral period based upon the level of the participant's prior calendar-year compensation. Participants vest in the deferred compensation accounts two years after the end of the corresponding deferral period, and generally forfeit their unvested account balance if they terminate their employment during the vesting period. Deferred compensation amounts allocated as if they were invested in common stock of the Company will be settled in shares authorized under the Company's 1998 Plan while all other deferred amounts will be settled in cash. Compensation cost is based on the difference between the amounts deferred and the fair market value of the investment instrument selected at the end of the deferral period. The total amount of discount determined at the end of the deferral period is amortized over the two-year vesting period. In addition, for investment elections that require cash settlement, changes in value of the underlying security will also be recorded currently as a component of compensation expense until such time that the obligation is settled. The initial deferral period of the plan began July 15, 1998. At September 25, 1998, participant amounts deferred under this plan amounted to $412,000, which is included in accrued compensation and related benefits in the accompanying consolidated statements of financial condition.

  EMPLOYEE STOCK PURCHASE PLAN: In June 1998 the Company adopted an employee stock purchase plan (the ESPP) which allows eligible employees of the Company to acquire shares of the Company's common stock through payroll deductions of up to 15% of their compensation at a price equal to 85% of the fair market value as defined in the plan. Purchases are effected at the completion of six-month offering periods that begin each January 1 and July 1 and are limited for each participant to an aggregate market value of $15,000 in any calendar year. Employees who are eligible to participate in the Company's Deferred Compensation Plan are not eligible to participate in the ESPP. The initial offering period of the plan began July 1, 1998. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP. As of September 25, 1998, no shares have been issued under the ESPP. The plan is intended to operate in accordance with Section 423 of the IRC and, accordingly, is considered to be noncompensatory under APB No. 25 and related interpretations.

  SHARE REPURCHASE PLAN: In February 1997, the Company's Board of Directors approved the adoption of the 1997 Share Repurchase Plan (the Share Repurchase
Plan). Under terms of the Share Repurchase Plan, an eligible shareholder was entitled to elect to receive a Repurchase SAR upon the redemption of the shareholder's stock in the Company. Upon satisfactory election, and subject to certain limitations regarding maximum number of Repurchase SAR shares to be issued to an individual within any 12-month period, a Repurchase SAR was granted as of the date of share redemption for each share redeemed by the Company. The amount to be paid to the Repurchase SAR holder was generally determined as the appreciation, if any, in the Company's book value from the grant date through the close of the eighth fiscal quarter thereafter times the number of Repurchase SAR shares. Under the Share Repurchase Plan, the Company granted 160,159 and 124,500 Repurchase SARs during fiscal year 1998 and 1997, respectively, and accrued compensation expense of $1,833,000 and $66,000, respectively, during these periods for the outstanding rights. The 1998 expense includes $1,698,000 which reflects the increase in the value of the Repurchase SARs outstanding on the date of the IPO as discussed above.

  The Company's Board of Directors suspended the Share Repurchase Plan in February 1998 in connection with the planned Reorganization and terminated the Share Repurchase Plan concurrent with the successful completion of the IPO.

NOTE 12: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  In the normal course of business, the Company's customer and correspondent clearance activities obligate the Company to settle transactions with brokers and other financial institutions even if its customers fail to meet their obligations to the Company. Customers are required to complete their transactions on settlement date, generally three business days after trade date. If customers do not fulfill their contractual obligations, the

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

Company may incur losses. The Company has established procedures to reduce this risk by requiring deposits from customers for certain types of trades.

  The Company also buys and sells collateralized mortgage obligations. The settlement dates for these transactions may be longer than other transactions, occasionally up to 30 days. Due to this longer settlement period, the risk that the Company may incur losses if customers do not fulfill their contractual obligations is greater. The Company has established procedures to reduce this risk and believes it is unlikely there will be a material impact on the financial statements.

  As customers write option contracts or sell securities short, the Company may incur losses in the event customers do not fulfill their obligations and the collateral in the customer's account is not sufficient to fully cover losses which customers may incur from these strategies. To control this risk, the Company monitors required margin levels daily, and customers are required to deposit additional collateral, or reduce positions, when necessary.

  From time to time, the Company also enters into financial futures contracts for the purpose of hedging certain dealing activities. As such, any futures contract commitments are considered held for trading purposes and are carried at market value. Financial futures contracts are transactions in which one party agrees to deliver a financial instrument to a counterparty at a specified price on a specified date. Risk arises from the possibility of unfavorable changes in the market price of the underlying financial instrument.

  At September 25, 1998, and September 26, 1997, the contract value of the Company's financial futures commitments was $100,000 and $6,600,000, respectively. The contract amounts of these instruments reflect the Company's extent of involvement in the particular class of financial instrument. They do not include positions which may substantially reduce any potential market risk and do not represent the Company's risk of loss due to counterparty nonperformance.

  The fair value of the financial futures contracts, based upon the net unrealized gain or loss in the market value of the contracts at September 25, 1998, and September 26, 1997, was not material. The average fair value of such financial instruments for the years ended September 25, 1998, and September 26, 1997, and the total net gain or loss arising from such trading activities during these periods, was not material.

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

NOTE 13: EARNINGS PER COMMON SHARE

  Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are required to be computed using the methods specified in SFAS No. 128, Earnings per Share. Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of shares and dilutive common equivalent shares outstanding. For the purpose of calculating the dilutive effect of stock options in diluted EPS for periods prior to the completion of the Company's IPO, the Company utilizes the per-share book value at the end of each corresponding period as the Company's Share Repurchase Plan permitted selling shareholders to offer their shares to the Company for redemption at book value as calculated in accordance with the terms of the Share Repurchase Plan. The following table sets forth the computations for historical basic and diluted earnings per common share (in thousands, except share and per share amounts):

                                              FISCAL YEAR ENDED
                               -----------------------------------------------
                                    1998            1997            1996
                               --------------- --------------- ---------------
                                BASIC  DILUTED  BASIC  DILUTED  BASIC  DILUTED
                               ------- ------- ------- ------- ------- -------
NUMERATOR:
  Net income.................. $11,874 $11,874 $15,389 $15,389 $10,501 $10,501
DENOMINATOR:
  Weighted average shares out-
   standing...................  11,346  11,346  10,014  10,014   9,546   9,546
  Dilutive effect of stock op-
   tions......................             407             657             570
                               ------- ------- ------- ------- ------- -------
Adjusted weighted average
 shares outstanding...........  11,346  11,753  10,014  10,671   9,546  10,116
                               ------- ------- ------- ------- ------- -------
Earning per common share...... $  1.05 $  1.01 $  1.54 $  1.44 $  1.10 $  1.04
                               ------- ------- ------- ------- ------- -------

  Options to purchase 135,000 shares for 1998 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the period.

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY

NOTE 14: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following information represents the Company's unaudited quarterly results of operations for fiscal years 1998 and 1997. These quarterly results reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results (in thousands, except per share amounts):

                                                             1998
                                                -------------------------------
                                                        FISCAL QUARTER
                                                -------------------------------
                                                 FIRST  SECOND   THIRD  FOURTH
                                                ------- ------- ------- -------
   Total operating revenues.................... $18,516 $15,251 $14,844 $14,324
   Interest income.............................   9,412   8,953   8,863   9,206
                                                ------- ------- ------- -------
   Total revenues..............................  27,928  24,204  23,707  23,530
   Interest expense............................   6,244   5,910   5,645   5,535
                                                ------- ------- ------- -------
   Net revenues................................  21,684  18,294  18,062  17,995
   Total noninterest expenses(A)...............  15,321  12,884  16,196  11,936
                                                ------- ------- ------- -------
   Income before taxes on income...............   6,363   5,410   1,866   6,059
   Taxes on income.............................   2,463   2,055   1,266   2,040
                                                ------- ------- ------- -------
   Net income.................................. $ 3,900 $ 3,355 $   600 $ 4,019
                                                ------- ------- ------- -------
   Earnings per common share(C):
     Basic..................................... $  0.38 $  0.32 $  0.05 $  0.30
     Diluted...................................    0.36    0.31    0.05    0.30
                                                             1997
                                                -------------------------------
                                                        FISCAL QUARTER
                                                -------------------------------
                                                 FIRST  SECOND   THIRD  FOURTH
                                                ------- ------- ------- -------
   Total operating revenues.................... $14,279 $13,768 $13,894 $16,461
   Interest income.............................   6,608   7,324   7,414   8,833
                                                ------- ------- ------- -------
   Total revenues..............................  20,887  21,092  21,308  25,294
   Interest expense............................   4,441   4,697   4,810   5,746
                                                ------- ------- ------- -------
   Net revenues................................  16,446  16,395  16,498  19,548
   Total noninterest expenses(B)...............  11,829   6,672  11,952  13,585
                                                ------- ------- ------- -------
   Income before taxes on income...............   4,617   9,723   4,546   5,963
   Taxes on income.............................   1,738   3,610   1,745   2,367
                                                ------- ------- ------- -------
   Net income.................................. $ 2,879 $ 6,113 $ 2,801 $ 3,596
                                                ======= ======= ======= =======
   Earnings per common share(C):
     Basic..................................... $  0.29 $  0.61 $  0.28 $  0.35
     Diluted...................................    0.28    0.58    0.26    0.34

--------
(A) Third quarter noninterest expense includes compensation charges related to the Company's IPO of $3,480,000 for the conversion of the Company's variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock options plans and compensation expense related to then outstanding Repurchase SARs (Note 11).

(B) Second quarter noninterest expense includes a benefit of $5,000,000 that the Company realized in conjunction with the reversal of the amount previously accrued for plan benefits under the key person death benefits plan (Note 10).

(C) Summation of quarters' earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of
  Ragen MacKenzie Group Incorporated and Subsidiary
Seattle, Washington

  We have audited the consolidated financial statements of Ragen MacKenzie Group Incorporated and subsidiary (the Company) as of September 25, 1998, and September 26, 1997, and for each of the three years in the period ended September 25, 1998, and have issued our report thereon dated November 20, 1998; such consolidated financial statements and report appear on pages 43 through 60 of this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in the index on page 42 and appearing on pages 62 through 64. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Seattle, Washington
November 20, 1998

         SCHEDULE 1--CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                RAGEN MACKENZIE GROUP INCORPORATED (PARENT ONLY)

                   CONDENSED STATEMENT OF FINANCIAL CONDITION

                               SEPTEMBER 25, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                               ASSETS
                               ------
CASH................................................................. $      1
INVESTMENT IN SUBSIDIARY, AT EQUITY(a)...............................  111,101
                                                                      --------
    TOTAL............................................................ $111,102
                                                                      ========
                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
LIABILITIES:
  Payable to subsidiary(a)........................................... $  2,163
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value--Authorized 10,000,000 shares; no shares issued and outstanding.....................................
  Common stock, $.01 par value--Authorized 50,000,000 shares; issued
   and outstanding, 13,457,390 shares................................      135
  Additional paid-in capital.........................................   47,872
  Treasury stock--50,600 shares, at cost.............................     (511)
  Retained earnings..................................................   61,443
                                                                      --------
    Total shareholders' equity.......................................  108,939
                                                                      --------
    TOTAL............................................................ $111,102
                                                                      ========

--------
(a) Eliminated in consolidation.



   This condensed financial information should be read in connection with the Notes to Consolidated Financial Statements contained in the 1998 Annual Report on Form 10-K and incorporated herein by reference.

               RAGEN MACKENZIE GROUP INCORPORATED (PARENT ONLY)

            CONDENSED STATEMENT OF INCOME AND SHAREHOLDERS' EQUITY

         PERIOD FROM APRIL 16, 1998 (INCEPTION) TO SEPTEMBER 25, 1998
                                (IN THOUSANDS)

INCOME:
  Equity in undistributed net income from subsidiary(a)(b)........... $  4,019
                                                                      --------
    Net income.......................................................    4,019
SHAREHOLDERS' EQUITY:
  Initial capitalization.............................................        1
  Effect of reorganization in June 1998..............................   84,968
  Issuance of common stock in conjunction with initial public stock
   offering..........................................................   18,634
  Stock options exercised............................................       46
  Noncash compensation--Stock options................................    1,782
  Purchase of treasury stock.........................................     (511)
                                                                      --------
  End of year........................................................ $108,939
                                                                      ========

--------
(a) Eliminated in consolidation.

(b) Represents equity in undistributed net income from Ragen MacKenzie Incorporated after the merger between Ragen MacKenzie Group Incorporated and Ragen MacKenzie Incorporated effective June 22, 1998.



  This condensed financial information should be read in connection with the Notes to Consolidated Financial Statements contained in the 1998 Annual Report on Form 10-K and incorporated herein by reference.

                RAGEN MACKENZIE GROUP INCORPORATED (PARENT ONLY)

                       CONDENSED STATEMENT OF CASH FLOWS

          PERIOD FROM APRIL 16, 1998 (INCEPTION) TO SEPTEMBER 25, 1998
                                 (IN THOUSANDS)

OPERATING ACTIVITIES:
  Net income.......................................................... $  4,019
  Adjustments to reconcile net income to net cash provided by operat-
   ing activities:
    Undistributed equity in earnings of subsidiary....................   (4,019)
    Stock appreciation rights expense funded by Parent................   (1,698)
                                                                       --------
  Net cash used by operating activities...............................   (1,698)
INVESTING ACTIVITIES:
  Contributions to subsidiary.........................................  (18,634)
FINANCING ACTIVITIES:
  Initial capitalization..............................................        1
  Proceeds from initial public offering, net of issuance costs........   18,634
  Advances from subsidiary, net.......................................    2,163
  Proceeds from exercise of stock options.............................       46
  Purchase of treasury stock..........................................     (511)
                                                                       --------
  Net cash provided by financing activities...........................   20,333
                                                                       --------
NET INCREASE IN CASH..................................................        1
CASH:
  Beginning of period
                                                                       --------
  End of period....................................................... $      1
                                                                       ========


   This condensed financial information should be read in connection with the Notes to Consolidated Financial Statements contained in the 1998 Annual Report on Form 10-K and incorporated herein by reference.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
  3.1+   Amended and Restated Articles of Incorporation of Ragen MacKenzie
          Group Incorporated.
  3.2+   Bylaws of Ragen MacKenzie Group Incorporated.
 10.1+   Master Note of RMI in favor of Bank America National Trust and Savings
          Association, dated July 9, 1997.
 10.2+   Security Agreement between RMI and Bank America National Trust and
          Savings Association, dated October 14, 1995.
 10.3+   Lease Agreement between Wright-Carlyle Seattle and RMI, dated November
          8, 1983, as amended December 19, 1988, August 24, 1992, June 1, 1993,
          July 20, 1995, April 30, 1997 and June 6, 1997.
 10.4+   Form of Noncompetition and Nonsolicitation Agreement executed as of
          April 14, 1998, by RMGI and each of Lesa A. Sroufe, Robert J.
          Mortell, Jr., Mark A. McClure, V. Lawrence Bensussen and John L.
          MacKenzie.
 10.5+   Severance and Correspondent Clearing Agreement between RMI and Brooks
          G. Ragen, executed April 17, 1998.
 10.6+   Agreement and Release between RMI and Scott McAdams, dated March 22,
          1998.
 10.7+   RMI 1989 Stock Option Plan.
 10.8+   RMI 1993 Stock Option Plan.
 10.9+   RMI 1996 Stock Incentive Compensation Plan.
 10.10+  RMI 1997 Share Repurchase Plan.
 10.11+  RMGI 1998 Stock Incentive Compensation Plan.
 10.12+  ABC Brokerage Accounting System Agreement between Pershing Division of
          Donaldson, Lufkin & Jenrette Securities Corporation and RMI, dated
          April 1, 1997.
 10.13+  Agreement and Plan of Merger dated as of May 29, 1998, as amended June
          8, 1998.
 10.14+  Employment Agreement between RMI and Mark A. McClure, dated June 16,
          1994, as amended by an addendum dated June 3, 1997.
 10.15+  RMGI Employee Stock Purchase Plan.
 10.16+  RMI Agreement to Grant Stock Option to Mark A. McClure dated June 16, 1994.
 10.17+  RMI Agreement to Grant Stock Option to Mark A. McClure dated February
          25, 1997.
 10.18+  RMI Agreement to Grant Stock Option to Stan Freimuth dated April 29, 1996.
 10.19+  RMI Agreement to Grant Stock Option to Stan Freimuth dated June 11, 1996.
 10.20+  Executive Performance Bonus Plan.
 10.21*  RMGI Deferred Compensation Plan.
 10.22*  First Amendment to Severance and Correspondent Clearing Agreement,
          dated June 19, 1998, between RMI and Brooks G. Ragen.
 10.23*  Second Amendment to Severance and Correspondent Clearing Agreement,
          between RMI and Brooks G. Ragen, dated September 21, 1998.
 10.24*  Amendments to Lease Agreement between EOP Northwest Properties, L.L.C
          (as successor in interest to Wright-Carlyle Seattle) and RMI, dated
          September 26, 1997, September 21, 1998 and November 6, 1998.
 21.1+   Subsidiaries of the Registrant
 23.1*   Consent of Deloitte & Touche LLP
 27.1*   Financial Data Schedule. (This Financial Data Schedule is only required to be submitted with the Registrant's Annual Report on 10-K as filed electronically to the SEC's EDGAR database.)

--------
 *  Filed herewith.

 + Incorporated by reference to the Company's Registration Statement on Form
   S-1, as amended (Registration No. 333-50735).