Form 10-Q
period 1998-12-31
RAGEN MACKENZIE GROUP INC
filed 1999-02-04
CIK 1020950

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1998

                                      or

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 1-14243

                       RAGEN MACKENZIE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

            Washington                             91-1898738
  (State or other jurisdiction of                 (IRS Employer
   incorporation of organization)             Identification Number)


            999 Third Avenue, Suite 4300 Seattle, Washington  98104
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

       Yes __X__     No _____

As of February 1, 1999 the Company had 13,182,719 shares of common stock outstanding.

                      RAGEN MACKENZIE GROUP INCORPORATED
     REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


INDEX                                                                     PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition                      3

         Consolidated Statements of Income                                   4

         Consolidated Statements of Cash Flows                               5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 2.  Changes in Securities and Use of Proceeds                          13

Item 3.  Defaults Upon Senior Securities                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                  15

EXHIBIT INDEX                                                               16


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (in thousands, except share amounts)

                                                                  December 31,   September 25,
                                                                      1998            1998
                                                                  ------------   -------------
                                                                   (unaudited)
           ASSETS
    Cash                                                              $  7,419        $  2,143
    Cash and market value of securities segregated for the
      exclusive benefit of customers                                   359,443         315,997
    Deposits with clearing organizations                                 1,607           1,207
    Receivable from:
       Brokers, dealers, and clearing organizations                      2,161           2,661
       Customers                                                       127,565         110,428
    Securities owned, at market value                                  135,469         169,410
    Securities purchased under agreements to resell                    129,523         172,384
    Securities borrowed                                                  5,278           2,144
    Furniture, equipment, and leasehold improvements -  net              1,266           1,293
    Other assets                                                         3,773           4,182
                                                                      --------        --------
    Total                                                             $773,504        $781,849
                                                                      ========        ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Borrowings                                                    $       --          $ 47,225
    Payable to:
       Brokers, dealers, and clearing organizations                      7,745          11,986
       Customers                                                       471,082         390,697
    Securities sold but not yet purchased, at market value             124,385         164,095
    Securities sold under agreements to repurchase                      42,500          45,900
    Accrued compensation and related benefits                            7,916           8,300
    Other liabilities and accrued expenses                               7,165           4,707
                                                                      --------        --------
       Total liabilities                                               660,793         672,910

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value--Authorized 10,000,000
       shares; no shares issued and outstanding
    Common stock, $.01 par value--Authorized 50,000,000
       shares; issued and outstanding, 13,457,390 shares                   135             135
    Additional paid-in capital                                          47,842          47,872
    Common shares issuable under deferred compensation
       arrangements, less unamortized purchase discount of $180            677
    Treasury stock - 184,550 and 50,600 shares, at cost                ( 1,957)     (      511)
    Retained earnings                                                   66,014          61,443
                                                                      --------        --------
       Total shareholders' equity                                      112,711         108,939
                                                                      --------        --------
    Total                                                             $773,504        $781,849
                                                                      ========        ========

                 See Notes to Consolidated Financial Statements

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                          Three-Month Period Ended
                                                          ------------------------
                                                         December 31,  December 31,
                                                             1998          1997
                                                         ------------  -----------
REVENUES:
 Principal transactions, net                               $ 8,261       $ 6,433
 Commissions                                                 8,362        10,375
 Other                                                       1,490         1,708
                                                           -------       -------
   Total operating revenues                                 18,113        18,516
 Interest Income                                             9,375         9,412
                                                           -------       -------
   Total revenues                                           27,488        27,928
                                                           -------       -------
 Interest expenses                                           5,771         6,244
                                                           -------       -------
   Net revenues                                             21,717        21,684
                                                           -------       -------


NONINTEREST EXPENSES:
 Compensation and benefits                                  10,821        11,212
 Occupancy and equipment                                     1,239         1,385
 Communications                                                947           908
 Clearing and exchange fees                                    585           769
 Other                                                       1,189         1,047
                                                           -------       -------
    Total noninterest expenses                              14,781        15,321
                                                           -------       -------
INCOME BEFORE TAXES ON INCOME                                6,936         6,363
TAXES ON INCOME                                              2,365         2,463
                                                           -------       -------
NET INCOME                                                 $ 4,571       $ 3,900
                                                           =======       =======
WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Basic                                                     13,336        10,293
  Diluted                                                   13,478        10,818

EARNINGS PER COMMON SHARE:
 Basic                                                        $.34          $.38
 Diluted                                                       .34           .36

                 See Notes to Consolidated Financial Statements

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                            Three-Month Period Ended
                                                                                           ---------------------------
                                                                                            December 31,   December 31,
                                                                                                1998           1997
                                                                                            -----------    -----------
OPERATING ACTIVITIES:
    Net income                                                                                 $  4,571       $  3,900
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Depreciation and amortization                                                                165            116
       Stock option expense                                                                                        700
       Deferred tax benefit                                                                        (196)
       Amounts retained under deferred compensation arrangements                                    677
       Cash provided (used) by changes in operating assets and liabilities:
            Cash and market value of securities segregated for the
             exclusive benefit of customers                                                     (43,446)        (7,534)
            Deposits with clearing organizations                                                   (400)          (200)
            Receivable from:
             Brokers, dealers, and clearing organizations                                           500        (11,575)
             Customers                                                                          (17,137)       (15,099)
            Securities owned                                                                     33,941        (20,488)
            Securities purchased under agreements to resell                                      42,861         (7,763)
            Securities borrowed                                                                  (3,134)         4,267
            Other assets                                                                            605            115
            Payable to:
             Brokers, dealers, and clearing organizations                                        (4,241)          (931)
             Customers                                                                           80,385         (9,660)
            Securities sold but not yet purchased                                               (39,710)         8,249
            Securities sold under agreements to repurchase                                       (3,400)         1,000
            Accrued compensation and related benefits                                              (384)        (3,024)
            Other liabilities and accrued expenses                                                2,458          1,978
                                                                                               --------       --------
    Net cash provided (used) by operating  activities                                            54,115        (55,949)

 INVESTING ACTIVITIES:
    Purchases of furniture, equipment, and leasehold improvements                                  (138)          (163)

  FINANCING ACTIVITIES:
    Proceeds from (repayment of) borrowings, net                                                (47,225)        53,925
    Proceeds from issuance of common stock                                                           55            760
    Repurchases of common stock for treasury                                                     (1,531)          (487)
                                                                                               --------       --------
    Net cash provided (used) by financing activities                                            (48,701)        54,198
                                                                                               --------       --------
  INCREASE (DECREASE) IN CASH                                                                     5,276         (1,914)
  CASH:
    Beginning of period                                                                           2,143          4,980
                                                                                               --------       --------
    End of period                                                                              $  7,419       $  3,066
                                                                                               ========       ========
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the fiscal quarter for:
      Interest                                                                                 $  6,355       $  6,274
      Federal income taxes                                                                            0            600

                 See Notes to Consolidated Financial Statements

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Ragen MacKenzie Group Incorporated and its subsidiary (collectively, the Company). Ragen MacKenzie Group Incorporated is a holding company engaged, through its subsidiary, in securities brokerage and related investment services that include retail and institutional brokerage of securities, investment research, market making, trading, underwriting, distribution of corporate securities and correspondent clearing. Ragen MacKenzie Group Incorporated's operating subsidiary, Ragen MacKenzie Incorporated (RMI), is registered with the Securities and Exchange Commission (the SEC) as a broker/dealer, is a member firm of the New York Stock Exchange (the NYSE) and has retail offices located in Washington, Oregon, and Alaska.

These financial statements have been prepared pursuant to the rules and regulations of the SEC and, therefore, do not include all information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended September 25, 1998 included in the Company's Annual Report on Form 10-K (the 1998 Annual Report) as filed with the SEC.

Note 2:  SHAREHOLDERS' EQUITY

In August 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock over the following 12 months. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares are to be accounted for as treasury stock and used for the Company's employee stock option plans and other general corporate purposes. During the quarter ended December 31, 1998 the Company repurchased 142,300 shares at a total cost of $1,531,000.

During the quarter ended December 31, 1998, 8,350 shares of the Company's treasury stock were issued upon the exercise of options under the Company's employee stock option plans.

Note 3:  NET CAPITAL REQUIREMENTS

RMI is subject to the Uniform Net Capital Rule 15c3-1 (the Rule) under the Securities Exchange Act of 1934. RMI has elected to compute net capital under the alternative provisions of the Rule, which require RMI to maintain net capital, as defined, equal to the greater of $1,000,000 or 2% of aggregate debit items arising from customer transactions, as defined. At December 31, 1998, RMI's net capital was $100,780,000, which was 77% of aggregate debit items, and which exceeded the minimum net capital requirement of $2,615,000 by $98,165,000.

The net capital rules of the NYSE also provide that equity capital may not be withdrawn or cash dividends paid without notification if resulting net capital would be less than 5% of aggregate debit items.

Note 4:  EARNINGS PER COMMON SHARE

Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are required to be computed using the methods specified in Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of shares and dilutive common equivalent shares outstanding calculated under the treasury stock method. For the purpose of calculating the dilutive effect of stock options in diluted EPS for periods prior to the completion of the Company's initial public offering
(IPO) of common stock on June 26, 1998, the Company utilizes the per-share book value at the end of each corresponding period as the Company's share repurchase plan in effect prior to the IPO required selling shareholders to offer their shares to the Company for redemption at book value as calculated in accordance with the terms of the share repurchase plan. The following table sets forth the computations for basic and diluted earnings per common share (in thousands, except per share amounts):

                                                                    Three-Month Period Ended
                                                                    ------------------------
                                                           December 31, 1998         December 31, 1997
                                                           -----------------         -----------------

                                                            Basic    Diluted         Basic     Diluted
                                                            -----    -------         -----     -------
NUMERATOR:
     Net income                                            $ 4,571   $ 4,571         $ 3,900    $ 3,900

DENOMINATOR:
     Weighted average shares outstanding                    13,336    13,336          10,293     10,293
     Dilutive effect of stock options                                    142                        525
                                                          --------  --------        --------    -------
Adjusted weighted average shares outstanding                13,336    13,478          10,293     10,818
                                                          --------  --------        --------    -------
Earning per common share                                   $   .34   $   .34         $   .38    $   .36
                                                          ========  ========        ========    =======


Options to purchase 177,652 shares for 1998 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the period.

Note 5:  SUBSEQUENT EVENT

On January 27, 1999, the Company agreed to acquire all of the outstanding common stock of Columbia Pacific Securities Inc., a privately held retail brokerage firm with independent contractors operating branches located in California, Idaho, Montana, Oregon, Washington, and Wyoming. The consideration to be paid for the acquisition includes the issuance of shares of the Company's common stock and cash as specified in the purchase agreement. The Company anticipates that it will utilize common shares held in treasury to satisfy the stock consideration of the acquisition. The transaction will be accounted for as a purchase and is anticipated to be completed during the Company's second fiscal quarter ended March 26, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto appearing in Item 1 of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements which may constitute forward-looking statements that involve risks and uncertainties. The words "believe", "expect", "intend", "anticipate", variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among other things, the general risks of the securities industry, risks of reduced revenue during periods of lower stock prices or reduced trading volume; dependence on, and ability to retain and recruit, key personnel; recent changes in management; risks relating to the departure of Brooks G. Ragen and related personnel; dependence on proprietary research; significant fluctuations in quarterly operating results; regional concentration; competition; management of growth of new and existing businesses; and the risks relating to proprietary trading and correspondent brokerage services; risks of extension of credit; risks relating to regulation; risks relating to litigation and potential securities law liability; risks relating to Year 2000 compliance; and market, credit and liquidity risks associated with market-making, principal trading and underwriting activities. More information about factors that could affect the Company's financial results is included in the section of the Company's 1998 Annual Report entitled "Additional Factors That May Affect Future Results."

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

OVERVIEW

The Company's primary business is retail securities brokerage, which it conducts in its Seattle headquarters and 10 additional offices in Washington, Oregon and Alaska, which include four offices operated by independent contractors. This business is directly supported by the Company's proprietary research efforts, which are based on a value-oriented, contrarian approach to investing. The Company's research department covers approximately 100 publicly traded companies headquartered in the Pacific Northwest and maintains a recommended list of selected regional and national stocks. Other aspects of the Company's business include proprietary trading of certain fixed income securities, institutional brokerage services, correspondent brokerage services and investment banking services.

RESULTS OF OPERATIONS

Comparison of three months ended December 31, 1998 and  December 31, 1997

Net revenues increased modestly from the first three months of fiscal 1998 to the same period in fiscal 1999. The increase in net revenues was due primarily to increased revenue from the Company's proprietary trading of U.S. government and agency zero coupon bonds which was partially offset by lower retail brokerage commissions during the first three months of fiscal 1999 as compared to the same period in fiscal 1998.

Revenues from principal transactions increased by $1,828,000, or 28.4%, to $8,261,000 for the first three months of fiscal 1999 as compared to the same period in fiscal 1998. Revenues from trading debt securities increased by $1,752,000, or 51.4%, to $5,162,000, due primarily to significant revenue growth from trading in U.S. government and agency zero coupon bonds, resulting in part from the opportunistic reconstitution of certain U.S. government and agency zero coupon bonds. Similar opportunities for growth in the trading of U.S. government and agency zero coupon bonds may not recur in future periods. Revenues from principal transactions in equity securities increased by $76,000, or 2.5%, to $3,099,000 for the first three months of fiscal 1999 as compared to
the same period in fiscal 1998.   The increase reflects a rise in sales credits
from retail trading activity partially offset by lower trading profits due to increased competition and greater regulatory supervision of these markets.

Commissions revenues decreased by $2,013,000, or 19.4%, to $8,362,000 for the first three months of fiscal 1999 as compared to the same period in fiscal 1998 primarily due to a reduction in retail brokerage activity.

Other revenue decreased by $218,000, or 12.8%, to $1,490,000 for the first three months of fiscal 1999 compared to the same period in fiscal 1998, primarily due to lower fees from investment banking.

Net interest income increased by $436,000, or 13.8%, to $3,604,000 for the first three months of fiscal 1999 as compared to the same period in fiscal 1998. Interest income decreased modestly to $9,375,000 due to lower interest rates earned on customer credit and margin balances, which was partially offset by an increase in margin and money-market balances. Interest expense decreased by $473,000, or 7.6%, to $5,771,000 due to the application of $18,634,000 net proceeds from the Company's June 1998 IPO to pay down current short-term borrowings and lower interest rates paid on customer credit balances.

Noninterest expenses decreased by $540,000, or 3.5%, to $14,781,000 for the first three months of fiscal 1999 as compared to the same period of fiscal 1998, primarily due to a decrease in compensation and benefits expenses.

Compensation and benefits expenses decreased by $391,000, or 3.5%, to $10,821,000 for the first three months of fiscal 1999 as compared to the same period in fiscal 1998. Commission and other sales compensation expenses decreased by $965,000, or 18.0%, to $4,391,000 for the fiscal 1999 period, primarily as a result of the decrease in commission revenues, and to a lesser extent, a decrease in guaranteed broker salary payments that the Company provides to recently hired brokers. Stock option expense in the first quarter of fiscal 1999 was $700,000 under the Company's variable-award, book-value-based stock option plans. No expense was recorded in the first quarter of fiscal 1999 as the Company's stock option plans became fixed-award, fair-value-based plans upon consummation of the Company's June 1998 IPO. These decreases were partially offset by an increase in employee compensation and benefits due to increased staffing to support the Company's expanding retail brokerage business and higher incentive bonus compensation paid to trading-related personnel generally resulting from increased trading revenue.

Occupancy and equipment expenses decreased $146,000, or 10.5%, to $1,239,000, due to lower technology costs while communications expenses were generally unchanged. Clearing and exchange fees decreased by $184,000, or 23.9%, to $585,000, due to lower trade-related costs and decreased trading volume in retail and correspondent brokerage services. Other expenses increased by $142,000, or 13.6%, to $1,189,000, due to higher state and local taxes in the 1999 period combined with refunds received in the 1998 period for overpayments in prior years, which was partially offset by lower professional fees.

The Company's effective income tax rate was 34.1% in the first three months of fiscal 1999 and 38.7% in the first three months of fiscal 1998. The Company's 1998 effective income tax rate was higher than the federal statutory rate primarily due to nondeductible stock option plan expenses which had the effect of increasing the effective tax rate by 3.9% in the first three months of fiscal 1998. As a result of the conversion of the variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans upon consummation of the Company's June 1998 IPO, the Company expects that its effective income tax rate will remain consistent with the first three months of fiscal 1999 in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied a large portion of its funding needs with its own capital resources, consisting largely of internally generated retained
earnings and funds received upon exercise of employee stock options.   A
majority of the Company's assets are highly liquid and short term in nature. The Company's cash, cash equivalents and liquid assets, consisting of receivables from customers, brokers and dealers, securities purchased under agreements to resell, securities owned, securities borrowed and deposits with clearing organizations, represented in excess of 99% of the Company's assets as of September 25, 1998 and December 31, 1998. Substantially all of the Company's receivables are secured by customer securities or security transactions in the process of settlement.

The majority of the Company's assets are financed through daily operations by securities sold under repurchase agreements, securities sold but not yet purchased, bank loans, securities loaned, and payables to customers, brokers and dealers. Short-term funding is generally obtained at rates relating to daily federal funds rates. Other borrowing costs are negotiated depending on prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing arrangements with two financial institutions, which funds are used primarily to finance U.S. government and agency zero coupon bond inventories. As of December 31, 1998, the Company had a security repurchase arrangement with $42,500,000 outstanding, and a secured bank line of credit with no outstanding borrowings and available borrowing capacity of approximately $78,500,000. The ratio of assets to equity as of December 31, 1998 was approximately 6.9:1.

On August 25, 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock over the following twelve months. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions using funds from operations or the Company's other existing financing sources. The repurchased shares are to be accounted for as treasury stock and used for the Company's employee stock option plans and other general corporate purposes. During the quarter ended December 31, 1998 the Company repurchased 142,300 shares at a total cost of $1,531,000. At December 31, 1998, the remaining number of shares authorized to be repurchased, in the open market or otherwise, under the Company's common stock repurchase program was 807,100 shares.

Certain minimum amounts of capital must be maintained by RMI, the Company's broker-dealer subsidiary, to satisfy the regulatory requirements of the SEC and the NYSE. RMI's regulatory net capital has historically exceeded these minimum requirements. See Note 3 to the Company's Notes to Consolidated Financial Statements.

The Company believes that its current level of liquid assets, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for the next 18 to 24 months.

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

In 1996, the Company established a Year 2000 Committee to address the risks associated with the Year 2000 Problem. The Committee is comprised of key personnel from information technology, finance and operations departments within the Company. With the direction of the Year 2000 Committee, the Company is executing a project plan in an attempt to achieve Year 2000 compliance. In developing the project plan, the Year 2000 Committee used an enterprisewide approach and grouped all of the Company's operations into the following five broad areas: Business Partners, Computers and Technology (including hardware and software associated with mainframe, distributed and desktop computer systems operated by the Company as well as the Company's core brokerage software obtained from an unaffiliated software provider), Information Data Feeds (including all data interfaces with external parties), Facilities and Work Environments, and Customers and Correspondents. Within each of these areas, the Year 2000 Committee has organized its activities to include the following steps or phases: inventory, assessment, remediation, testing and contingency planning.

To date, the Company has completed the inventory phase within all areas of the project plan and is currently working to complete the remaining steps. The remediation phase of the Company's plan specifies a remediation strategy for each area of the Company's project plan. Certain technology used by the Company may be replaced or retired as part of the Company's remediation strategy. Assessment and remediation of assets included in the Computers and Technology, Facilities and Work Environments and Customers and Correspondents groups are scheduled for completion in June 1999, with many elements of assessment and remediation of Computers and Technology now having been completed. The remaining two categories, Business Partners and Information Data Feeds, involve an extensive network of third-party relationships and external providers of products and services that include the major securities exchanges, self-regulatory organizations, industry clearing and depository institutions, other broker-dealers, and hardware and software technology providers. The Company has inquired of these parties whether they are making the necessary efforts to correct their own Year 2000 problems and expects to complete the assessment and remediation steps by June 1999. For crucial relationships, the Company's procedures may include joint testing of systems.

A significant aspect of the Company's Year 2000 project within the Computers and Technology area relates to the functioning of the Company's core brokerage software. This software, which is provided by an outside software provider under a servicing contract, is used by the Company for the electronic processing and recording of all data pertinent to securities transactions and general accounting. While the Company is not directly responsible for the work or costs associated with making this system Year 2000 ready, the Year 2000 Committee closely monitors the remediation work performed by the software provider through regular progress updates and reviews. To date, the software provider has completed remediation and testing of all twenty-six software subsystems identified for the Company's core brokerage software system and these are currently in-use by the Company.

The testing phase of the plan began in December 1998. Integrated, system-wide internal testing began in January 1999 upon the completion of remediation and testing of the Company's core brokerage software in December 1998. This internal testing is anticipated to be completed in the first calendar quarter of 1999. Testing of Information Data Feeds began in December 1998 and is expected to continue through 1999. This testing will include securities industry-wide testing scheduled for March and April 1999. To date, the Company has completed all preliminary testing necessary to participate in the securities industry-wide testing.

Nearly every aspect of the Company's business depends on the accurate processing of date-related information. As a result, failure by the Company or one or more of the third parties with which the Company has a relationship to successfully remediate systems for Year 2000 issues poses the risk of material disruption to operations and material financial loss. A failure on the part of the Company to identify and implement solutions to all aspects of the Year 2000 Problem could result in systems failures or outages, inaccuracies in processing trades or other transactions affecting customer or proprietary accounts, an inability to reconcile to and settle with counterparties and other business disruptions. In addition, third parties with which the Company has a relationship could fail in some element of their Year 2000 efforts. The Company's operations are highly dependent on the services of the securities exchanges, depositories, its core brokerage software provider, certain banking relationships, electric utilities and telecommunications networks, and a failure by one of these institutions could disrupt the operations of the Company as well as the securities industry as a whole. The scope of Company's relationship with individual customers, broker-dealer counterparties and vendors varies widely as does the resulting risk should any one of them fail to achieve Year 2000 compliance. The Company has on going communications with important third-parties with which it has relationships, including its core brokerage software provider, regarding third party Year 2000 risks. The likelihood of such third parties achieving Year 2000 compliance cannot be adequately gauged at this time.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument represents a contractual agreement between counterparties and has value that is derived from changes in the value of some other underlying asset such as the price of another security, interest rates, currency exchange rates, specified rates (e.g. LIBOR) or indices (e.g. S&P 500), or the value referenced in the contract.

The Company does not act as dealer, trader or end-user of complex derivatives such as swaps, collars and caps. From time to time, the Company enters into exchange-listed financial futures contracts for the purpose of hedging certain dealing activities. As such, any futures contract commitments are considered held for trading purposes and are carried at market value. Financial futures contracts are transactions in which one party agrees to deliver a financial instrument to a counterparty at a specified price on a specified date. The Company's exposure to market risk arises from the possibility of unfavorable changes in the market price of the underlying financial instrument. The Company's exposure to credit risk at any point is represented by the fair value or replacement cost on contracts in which the Company has recorded an unrealized gain. The risks inherent in derivative financial instruments are managed consistent with the Company's overall risk management policies. See "-- Risk Management".

At December 31, 1998 the contract value of the Company's financial futures commitments was $600,000. The contract amounts of these instruments reflect the Company's extent of involvement in the particular class of financial instrument. They do not include positions which may substantially reduce any potential market risk and do not represent the Company's risk of loss due to counterparty nonperformance.

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

The Company's primary market risk relates to the fact that it owns a variety of investments that are subject to changes in value and could result in the Company's incurring material gains or losses. The Company also engages in proprietary trading and makes dealer markets in equity securities, investment-grade corporate debt, U.S. government and agency securities and collateralized mortgage obligation (CMO) securities. As such, the Company may be required to maintain certain amounts of inventories in order to facilitate customer order flow. The Company seeks to cover its exposure to market risk by limiting its net long or short positions, by selling or buying similar instruments and by utilizing various financial instruments such as futures. The Company also often acts as a principal in customer-related transactions in financial instruments, which exposes it to risks of default by customers and counterparties.

Trading activities generally result in the creation of inventory positions. Trading and inventory accounts are monitored on an ongoing basis, and the Company has established written position limits. Position and exposure reports are prepared at the end of each trading day by operations staff in each of the business groups engaged in trading activities for traders, trading managers, department managers and management personnel. Such reports are reviewed independently on a daily basis by the Company's corporate accounting group. In addition, on a daily basis, the corporate accounting group prepares a consolidated summarized position report indicating both long and short exposure, which is distributed to various levels of management throughout the Company and enables senior management to review inventory levels and monitor results of the trading groups. The Company also reviews and monitors, at various levels of management, inventory pricing, concentration and securities ratings.

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

Management of risk relating to clearing activities for the Company's correspondent firms begins with a review by certain members of senior management of each prospective correspondent firm prior to commencing the relationship. This review includes an examination of the firm's employees, trading history and finances. Each new correspondent is required to maintain a security deposit. The amount required is based upon the volume and type of business to be done. The correspondent agreement requires each correspondent to submit to RMI copies of all financial information they are required to file with the SEC and the NASD Regulation monthly or quarterly, including Financial and Operational Combined Uniform Single Reports ("FOCUS Reports"). Correspondent FOCUS Reports and other financial statements are reviewed by management. Additionally, each correspondent's settlements are reviewed daily.

MARKET RISK

Market risk represents the potential loss the Company may incur as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other political factors. The Company is not subject to direct market risk due to changes in foreign exchange rates. However, the Company is subject to market risk as a result of changes in interest rates and equity prices, which are affected by global economic conditions. The principal source of this risk arises from maintaining securities inventory positions and trading and market-making in these securities. The Company carries inventories of marketable securities including equities and municipal, U.S. government and agency zero coupon, corporate, and CMO fixed income securities for resale to its retail and institutional brokerage customers and other broker-dealers. All of the Company's inventories are held for trading purposes.

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

The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short"), net positions and overall position limits as of December 31, 1998:

                                                     Long          Short           Net               Limit
                                                 ------------  --------------  ------------  ----------------------
      Corporate bonds, debentures, and notes     $  2,289,000  $    (859,000)   $ 1,430,000     Long  $ 7,000,000
      U.S. Government and government
            agency obligations                    123,143,000   (123,341,000)      (198,000)    Long $180,000,000 (1)
      Collateralized mortgage obligations           6,784,000        (77,000)     6,707,000     Long  $30,000,000 (2)
      State and municipal obligations               2,591,000                     2,591,000     Long   $5,000,000
      Corporate stocks                                662,000       (108,000)       554,000     Long   $2,500,000
                                                                                                Short  $2,500,000

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

    Not applicable

Item 3.  Defaults Upon Senior Securities

    Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on January 28, 1999.   At the
meeting all of the Company's existing directors were nominated for reelection. Kirby L. Cramer, John L. MacKenzie, Peter B. Madoff and Robert J. Mortell, Jr. were elected by the shareholders to hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Arthur W. Harrigan, Jr., Gregory B. Maffei, Mark A. McClure and Lesa A. Sroufe were elected by the shareholders to hold office until the 2001 annual meeting of shareholders or until their successors have been duly elected and qualified.
The votes for the election of each director are tabulated below.

                                                  Against
Election Of Directors                   For     or  Withheld
-----------------------------------  ---------  ------------

   Kirby L. Cramer                   9,534,616    137,350
   John L. MacKenzie                 9,629,466     42,500
   Peter B. Madoff                   9,635,716     36,250
   Robert J. Mortell, Jr.            9,567,165    104,801
   Arthur W. Harrigan, Jr.           9,637,866     34,100
   Gregory B. Maffei                 9,636,716     35,250
   Mark A. McClure                   9,467,725    204,241
   Lesa A. Sroufe                    9,569,825    102,141

Item 5.  Other Information

On January 28, 1999, immediately following the Company's annual meeting of shareholders, the Board of Directors of the Company appointed James (Jim) P. Kerr to the Board of Directors. Kerr joined the Company as its President on January 5, 1999 to, among other duties, oversee the Company's retail brokerage business. A 23-year brokerage industry veteran, Kerr previously served as Northwest Regional Director of Minneapolis-based Dain Rauscher Corporation, where he was responsible for overseeing management of 15 offices employing 200 investment executives.

As disclosed in the 1998 Annual Report, the Company has been engaged in settlement discussions with the NYSE and the NASDR enforcement divisions relating to issues raised during their 1997 examinations of the Company. In early 1999 the Company entered into a final joint settlement of these issues with the NYSE and the NASDR enforcement divisions with no material impact to the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

  11   Computation of Earnings Per Share*

  27 Financial Data Schedule (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically to the SEC's EDGAR database.)

  * See Note 4 to the Company's Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K

  The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      RAGEN MACKENZIE GROUP INCORPORATED
                                 (REGISTRANT)

DATE: FEBRUARY 4, 1999                 BY:   /s/  Lesa A. Sroufe
                                       -------------------------
                                       Lesa A. Sroufe
                                       Chairman of the Board and Chief Executive
                                       Officer (Principal Executive Officer)

DATE: FEBRUARY 4, 1999                 BY:  /s/ V. Lawrence Bensussen
                                       ------------------------------
                                       V. Lawrence Bensussen
                                       Senior Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)

             EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

     11              Computation of Earnings per Share.*
     27              Financial Data Schedule.

* See Note 4 to the Company's Notes to Consolidated Financial Statements