Form 10-Q
period 1999-03-26
RAGEN MACKENZIE GROUP INC
filed 1999-05-07
CIK 1020950

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 26, 1999

                                       or

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

     Yes __X__   No _____

As of May 3, 1999 the Company had 12,871,994 shares of common stock outstanding.

                       RAGEN MACKENZIE GROUP INCORPORATED
       REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 26, 1999

INDEX                                                                                                       PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


          Consolidated Statements of Financial Condition                                                       3

          Consolidated Statements of Income                                                                    4

          Consolidated Statements of Cash Flows                                                                5

          Notes to Consolidated Financial Statements                                                           6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                   15

Item 2.   Changes in Securities and Use of Proceeds                                                           15

Item 3.   Defaults Upon Senior Securities                                                                     15

Item 4.   Submission of Matters to a Vote of Security Holders                                                 15

Item 5.   Other Information                                                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                                                    15

SIGNATURES                                                                                                    16

EXHIBIT INDEX                                                                                                 17

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (in thousands, except share amounts)


                                                                                               March 26,        September 25,
                                                                                                 1999                1998
                                                                                           -----------------  ------------------
                                                                                              (unaudited)
                                         ASSETS
   Cash                                                                                            $  2,888            $  2,143
   Cash and market value of securities segregated for the exclusive benefit of customers            370,532             315,997
   Deposits with clearing organizations                                                               1,757               1,207
   Receivable from:
     Brokers, dealers, and clearing organizations                                                     3,407               2,661
     Customers                                                                                      112,492             110,428
   Securities owned, at market value                                                                147,509             169,410
   Securities purchased under agreements to resell                                                  144,535             172,384
   Securities borrowed                                                                                5,039               2,144
   Furniture, equipment, and leasehold improvements - net                                             1,938               1,293
   Other assets                                                                                       4,845               4,182
                                                                                                   --------            --------
   Total                                                                                           $794,942            $781,849
                                                                                                   ========            ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Borrowings                                                                                      $ 52,375            $ 47,225
   Payable to:
     Brokers, dealers, and clearing organizations                                                    12,297              11,986
     Customers                                                                                      425,303             390,697
   Securities sold but not yet purchased, at market value                                           138,361             164,095
   Securities sold under agreements to repurchase                                                    43,600              45,900
   Accrued compensation and related benefits                                                          7,904               8,300
   Other liabilities and accrued expenses                                                             3,798               4,707
                                                                                                   --------            --------
     Total liabilities                                                                              683,638             672,910

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value--Authorized 10,000,000
     shares; no shares issued and outstanding
   Common stock, $.01 par value--Authorized 50,000,000
     shares; issued and outstanding, 13,457,390 shares                                                  135                 135
   Additional paid-in capital                                                                        47,686              47,872
   Common shares issuable under deferred compensation
     arrangements, less unamortized purchase discount of $211                                           892
   Treasury stock - 625,396 and 50,600 shares, at cost                                               (7,146)               (511)
   Retained earnings                                                                                 69,737              61,443
                                                                                                   --------            --------
     Total shareholders' equity                                                                     111,304             108,939
                                                                                                   --------            --------
   Total                                                                                           $794,942            $781,849
                                                                                                   ========            ========


                 See Notes to Consolidated Financial Statements

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                 Three-Month Period Ended  Six-Month Period Ended
                                                 ------------------------  ----------------------
                                                  March 26,    March 27,   March 26,   March 27,
                                                    1999         1998         1999        1998
                                                 -----------  -----------  ----------  ----------
REVENUES:
  Principal transactions, net                        $ 6,930      $ 6,479     $15,191     $12,912
  Commissions                                          7,835        7,446      16,197      17,821
  Other                                                  950        1,326       2,440       3,034
                                                     -------      -------     -------     -------
    Total operating revenues                          15,715       15,251      33,828      33,767
  Interest Income                                      8,968        8,953      18,343      18,365
                                                     -------      -------     -------     -------
    Total revenues                                    24,683       24,204      52,171      52,132
  Interest expense                                     5,228        5,910      10,999      12,154
                                                     -------      -------     -------     -------
    Net revenues                                      19,455       18,294      41,172      39,978
                                                     -------      -------     -------     -------

NONINTEREST EXPENSES:
  Compensation and benefits                            9,351        9,516      20,172      20,728
  Occupancy and equipment                              1,504        1,256       2,743       2,641
  Communications                                         980          866       1,927       1,774
  Clearing and exchange fees                             725          659       1,310       1,428
  Other                                                1,270          587       2,459       1,634
                                                     -------      -------     -------     -------
    Total noninterest expenses                        13,830       12,884      28,611      28,205
                                                     -------      -------     -------     -------
INCOME BEFORE TAXES ON INCOME                          5,625        5,410      12,561      11,773
TAXES ON INCOME                                        1,902        2,055       4,267       4,518
                                                     -------      -------     -------     -------
NET INCOME                                           $ 3,723      $ 3,355     $ 8,294     $ 7,255
                                                     =======      =======     =======     =======

WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
   Basic                                              13,090       10,574      13,221      10,426
   Diluted                                            13,270       10,991      13,380      10,919

EARNINGS PER COMMON SHARE:
   Basic                                                $.28         $.32        $.63        $.70
   Diluted                                               .28          .31         .62         .66

                 See Notes to Consolidated Financial Statements

               RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                             Six-Month Period Ended
                                                                                  ------------------------------------------
                                                                                        March 26,             March 27,
                                                                                           1999                  1998
                                                                                  --------------------  --------------------
OPERATING ACTIVITIES:
  Net income                                                                             $  8,294              $  7,255
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and amortization                                                            374                   238
     Stock option expense                                                                                         1,150
     Deferred tax benefit                                                                    (442)                  (37)
     Deferred compensation expense                                                             30
     Amounts retained under deferred compensation arrangements                                862
     Cash provided (used) by changes in operating assets and liabilities:
       Cash and market value of securities segregated for the
         exclusive benefit of customers                                                   (54,535)              (10,851)
       Deposits with clearing organizations                                                  (550)                 (200)
       Receivable from:
         Brokers, dealers, and clearing organizations                                        (746)               (2,163)
         Customers                                                                         (2,064)                 (436)
       Securities owned                                                                    21,901               (10,044)
       Securities purchased under agreements to resell                                     27,849               (11,180)
       Securities borrowed                                                                 (2,895)                3,491
       Other assets                                                                          (221)                 (378)
       Payable to:
         Brokers, dealers, and clearing organizations                                         311                  (652)
         Customers                                                                         34,606               (18,422)
       Securities sold but not yet purchased                                              (25,734)               11,519
       Securities sold under agreements to repurchase                                      (2,300)               (6,475)
       Accrued compensation and related benefits                                             (396)               (1,945)
       Other liabilities and accrued expenses                                                (909)               (1,372)
                                                                                         --------              --------
  Net cash provided (used) by operating activities                                          3,435               (40,502)

INVESTING ACTIVITIES:
  Purchases of furniture, equipment, and leasehold improvements                            (1,019)                 (339)

FINANCING ACTIVITIES:
  Proceeds from borrowings, net                                                             5,150                39,150
  Proceeds from issuance of common stock                                                      330                 2,058
  Repurchases of common stock for treasury                                                 (7,151)                 (829)
                                                                                         --------              --------
  Net cash provided (used) by financing activities                                         (1,671)               40,379
                                                                                         --------              --------
INCREASE (DECREASE) IN CASH                                                                   745                  (462)
CASH:
  Beginning of period                                                                       2,143                 4,980
                                                                                         --------              --------
  End of period                                                                          $  2,888              $  4,518
                                                                                         ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the fiscal period for:
       Interest                                                                          $ 11,013              $ 12,379
       Federal income taxes                                                                 5,700                 5,600

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

These financial statements have been prepared pursuant to the rules and regulations of the SEC and, therefore, do not include all information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the fiscal year ended September 25, 1998 included in the Company's Annual Report on Form 10-K (the 1998 Annual Report) as filed with the SEC.

Note 2:  SHAREHOLDERS' EQUITY

In August 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock over the following 12 months. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares are to be accounted for as treasury stock and used for the Company's employee stock option plans and other general corporate purposes. During the six-month period ended March 26, 1999 the Company repurchased 626,000 shares at a total cost of $7,151,000.

During the six-month period ended March 26, 1999, 40,950 shares accounted for as treasury stock were issued upon the exercise of options under the Company's employee stock option plans and 10,254 shares accounted for as treasury stock were issued upon the exercise of options under the Company's employee stock purchase plan.

Note 3:  NET CAPITAL REQUIREMENTS

RMI is subject to the Uniform Net Capital Rule 15c3-1 (the Rule) under the Securities Exchange Act of 1934. RMI has elected to compute net capital under the alternative provisions of the Rule, which require RMI to maintain net capital, as defined, equal to the greater of $1,000,000 or 2% of aggregate debit items arising from customer transactions, as defined. At March 26, 1999, RMI's net capital was $96,010,000, which was 82% of aggregate debit items, and which exceeded the minimum net capital requirement of $2,342,000 by $93,668,000.

The net capital rules of the NYSE also provide that equity capital may not be withdrawn or cash dividends paid without notification if resulting net capital would be less than 5% of aggregate debit items.

Note 4:  EARNINGS PER COMMON SHARE

Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are required to be computed using the methods specified in Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic EPS is calculated using the weighted average number of common shares outstanding for the period, and diluted EPS is computed using the weighted average number of shares and dilutive common equivalent shares outstanding calculated under the treasury stock method. For the purpose of calculating the dilutive effect of stock options in diluted EPS for periods prior to the completion of the Company's initial public offering
(IPO) of common stock on June 26, 1998, the Company utilizes the per-share book value at the end of each corresponding period as the Company's share repurchase plan in effect prior to the IPO required selling shareholders to offer their shares to the Company for redemption at book value as calculated in accordance with the terms of the share repurchase plan.

The following table sets forth the computations for basic and diluted earnings per common share (in thousands, except per share amounts):

                                                               Three-Month Period Ended         Six-Month Period Ended
                                                            ------------------------------  ------------------------------
                                                            March 26, 1999  March 27, 1998  March 26, 1999  March 27, 1998
                                                            --------------  --------------  --------------  --------------
                                                                                                               s
NUMERATOR:

    Net income                                                     $ 3,723         $ 3,355         $ 8,294         $ 7,255
                                                                   =======         =======         =======         =======
DENOMINATOR:
      Weighted-average basic shares outstanding                     13,090          10,574          13,221          10,426

      Dilutive effect of employee stock plans                          180             417             159             493
                                                                   -------         -------         -------         -------
      Weighted-average diluted shares outstanding                   13,270          10,991          13,380          10,919
                                                                   =======         =======         =======         =======

Earnings per common share:
    Basic                                                          $   .28         $   .32         $   .63         $   .70
                                                                   =======         =======         =======         =======
    Diluted                                                        $   .28         $   .31         $   .62         $   .66
                                                                   =======         =======         =======         =======

Options to purchase 402,887 shares and 424,206 shares for the three-month and six-month periods ended March 26, 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the related period.

Note 5:  SUBSEQUENT EVENT

On March 30, 1999, the Company completed an acquisition of the outstanding common stock of Columbia Pacific Securities, Inc. The consideration paid for the acquisition included the issuance of 40,000 shares of the Company's common stock held in treasury and cash as specified in the purchase agreement. The transaction has been accounted for as a purchase and, accordingly, the Company's consolidated financial statements will include the results of Columbia Pacific Securities Inc.'s operations from the date of acquisition.

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

On March 30, 1999, the Company completed an acquisition of the outstanding common stock of Columbia Pacific Securities, Inc., a privately-held retail brokerage firm with independent contractors operating branches located in California, Idaho, Montana, Oregon, Washington, and Wyoming. On April 9, 1999, the Company announced that it is changing the name of Columbia Pacific Securities, Inc. to Ragen MacKenzie Investment Services, Inc. The results of operations from this new subsidiary will be first reported for the third quarter of fiscal 1999, as the acquisition was completed after the conclusion of the second fiscal quarter. While we do not expect this acquisition to significantly affect our consolidated earnings in the near term, we believe the creation of Ragen MacKenzie Investment Services, Inc. will provide a platform on which we can grow our independent contractor business over the longer term.

RESULTS OF OPERATIONS

Comparison of three months ended March 26, 1999 and March 27, 1998

Net revenues increased by $1,161,000, or 6.3%, to $19,455,000 for the second quarter of fiscal 1999 as compared to the same period in fiscal 1998. The increase in net revenues was due primarily to increased revenue from the Company's proprietary trading of U.S. government and agency zero coupon bonds and higher net interest income earned on retail customer balances.

Revenues from principal transactions increased by $451,000, or 7.0%, to $6,930,000 for the second quarter of fiscal 1999 as compared to the same period in fiscal 1998. Revenues from trading debt securities increased by $253,000, or 6.6%, to

$4,098,000, due primarily to revenue growth from trading in U.S.
government and agency zero coupon bonds which was partially offset by a decline in revenue from trading corporate bonds. Similar opportunities for growth in the trading of U.S. government and agency zero coupon bonds may not recur in future periods. Revenues from principal transactions in equity securities increased by $198,000, or 7.5%, to $2,832,000 for the second quarter of fiscal 1999 as compared to the same period in fiscal 1998. The increase reflects a rise in sales credits from retail trading activity partially offset by lower trading profits due to increased competition and greater regulatory supervision of these markets.

Commissions revenues increased by $389,000, or 5.2%, to $7,835,000 for the second quarter of fiscal 1999 as compared to the same period in fiscal 1998 primarily due to an overall increase in retail brokerage activity. The increase in commissions from retail brokerage was partially offset by the January 1, 1999 change in status of Brooks G. Ragen and his son from employee brokers to correspondent brokers. As a result of this change, commission revenue generated by these two that was previously reported on a gross basis before compensation and other expenses is now reported on a net basis after payment has been made to their correspondent brokerage firm.

Other revenue decreased by $376,000, or 28.4%, to $950,000 for the second quarter of fiscal 1999 compared to the same period in fiscal 1998, primarily due to lower fees from underwriting management and participation.

Net interest income increased by $697,000, or 22.9%, to $3,740,000 for the second quarter of fiscal 1999 as compared to the same period in fiscal 1998. Interest income increased modestly to $8,968,000 due to an increase in money-market and customer credit balances, which was partially offset by lower interest rates earned on customer credit and margin balances. Interest expense decreased by $682,000, or 11.5%, to $5,228,000 due to the application of $18,634,000 net proceeds from the Company's June 1998 IPO to pay down current short-term borrowings and lower interest rates paid on customer credit balances.

Noninterest expenses increased by $946,000, or 7.3%, to $13,830,000 for the second quarter of fiscal 1999 as compared to the same period of fiscal 1998, primarily due to increases in other expenses and occupancy and equipment.

Compensation and benefits expenses decreased by $165,000, or 1.7%, to $9,351,000 for the second quarter of fiscal 1999 as compared to the same period in fiscal 1998. Commission and other sales compensation expenses decreased by $267,000, or 6.3%, to $3,993,000 for the fiscal 1999 period due to a decrease in guaranteed broker salary payments that the Company previously provided to recently hired brokers. Stock option expense in the second quarter of fiscal 1998 was $450,000 under the Company's variable-award, book-value-based stock option plans. No expense was recorded in the second quarter of fiscal 1999 as the Company's stock option plans became fixed-award, fair-value-based plans upon consummation of the Company's June 1998 IPO. These decreases were partially offset by higher incentive bonus compensation paid to trading-related personnel generally resulting from increased trading revenue and an increase in employee compensation and benefits due to increased staffing to support the Company's expanding retail brokerage business.

Occupancy and equipment expenses increased $248,000, or 19.7%, to $1,504,000, due to the Company's investment in technology and expansion of the retail sales force and supporting functions. Communications expenses increased by $114,000, or 13.2%, to $980,000 due to higher telecommunications costs and fees for information data services. Clearing and exchange fees increased by $66,000, or 10.0%, to $725,000, due to higher trading volume in retail and correspondent brokerage services. Other expenses increased by $683,000, or 116.4%, to $1,270,000, primarily due to higher state and local taxes in the 1999 period combined with a refund received in the 1998 period for overpayments in prior years, in addition to higher professional fees.

The Company's effective income tax rate was 33.8% in the second quarter of fiscal 1999 and 38.0% in the second quarter of fiscal 1998. The Company's 1998 effective income tax rate was higher than the federal statutory rate primarily due to nondeductible stock option plan expenses which had the effect of increasing the effective tax rate by 2.9% in the second quarter of fiscal 1998. As a result of the conversion of the variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans upon consummation of the Company's June 1998 IPO, the Company expects that its effective income tax rate will remain generally consistent with the second quarter of fiscal 1999 in future periods.


Comparison of six months ended March 26, 1999 and March 27, 1998

Net revenues increased by $1,194,000, or 3.0%, to $41,172,000 for the first six months of fiscal 1999 as compared to the same period in fiscal 1998. The increase in net revenues was due primarily to increased revenue from the Company's proprietary trading of U.S. government and agency zero coupon bonds and higher net interest income earned on retail customer balances which was partially offset by lower retail brokerage commissions.

Revenues from principal transactions increased by $2,279,000, or 17.7%, to $15,191,000 for the first six months of fiscal 1999 as compared to the same period in fiscal 1998. Revenues from trading debt securities increased by $2,005,000, or 27.6%, to $9,260,000, due primarily to significant revenue growth from trading in U.S. government and agency zero coupon bonds, resulting in part from opportunistic reconstitution of certain U.S. government and agency zero coupon bonds. Similar opportunities for growth in the trading of U.S. government and agency zero coupon bonds may not recur in future periods. Revenues from principal transactions in equity securities increased by $274,000, or 4.8%, to $5,931,000 for the first six months of fiscal 1999 as compared to the same period in fiscal 1998. The increase reflects a modest rise in sales credits from retail trading activity partially offset by lower trading profits due to increased competition and greater regulatory supervision of these markets.

Commissions revenues decreased by $1,624,000, or 9.1%, to $16,197,000 for the first six months of fiscal 1999 as compared to the same period in fiscal 1998 primarily due to a reduction in retail brokerage activity.

Other revenue decreased by $594,000, or 19.6%, to $2,440,000 for the first six months of fiscal 1999 compared to the same period in fiscal 1998, primarily due to lower fees from underwriting management and participation.

Net interest income increased by $1,133,000, or 18.2%, to $7,344,000 for the first six months of fiscal 1999 as compared to the same period in fiscal 1998. Interest income decreased modestly to $18,343,000 due to lower interest rates earned on customer credit and margin balances, which was partially offset by an increase in money-market and customer credit balances. Interest expense decreased by $1,155,000, or 9.5%, to $10,999,000 due to the application of $18,634,000 net proceeds from the Company's June 1998 IPO to pay down current short-term borrowings and lower interest rates paid on customer credit balances.

Noninterest expenses increased by $406,000, or 1.4%, to $28,611,000 for the first six months of fiscal 1999 as compared to the same period of fiscal 1998, primarily due to an increase in other expenses which was partially offset by a decrease in compensation and benefits expenses.

Compensation and benefits expenses decreased by $556,000, or 2.7%, to $20,172,000 for the first six months of fiscal 1999 as compared to the same period in fiscal 1998. Commission and other sales compensation expenses decreased by $1,232,000, or 12.8%, to $8,384,000 for the fiscal 1999 period, as a result of the decrease in commission revenues and a decrease in guaranteed broker salary payments that the Company previously provided to recently hired brokers. Stock option expense in the first six months of fiscal 1998 was $1,150,000 under the Company's variable-award, book-value-based stock option plans. No expense was recorded in the first six months of fiscal 1999 as the Company's stock option plans became fixed-award, fair-value-based plans upon consummation of the Company's June 1998 IPO. These decreases were partially offset by an increase in employee compensation and benefits due to increased staffing to support the Company's expanding retail brokerage business and higher incentive bonus compensation paid to trading-related personnel generally resulting from increased trading revenue.

Occupancy and equipment expenses increased $102,000, or 3.9%, to $2,743,000, due to the Company's expansion of the retail sales force and supporting functions. Communications expenses increased by $153,000, or 8.6%, to $1,927,000 due to higher telecommunications costs and fees for information data services.
Clearing and exchange fees decreased by $118,000, or 8.3%, to $1,310,000, due to lower trade-related costs. Other expenses increased by $825,000, or 50.5%, to $2,459,000, primarily due to higher state and local taxes in the 1999 period combined with refunds received in the 1998 period for overpayments in prior years.

The Company's effective income tax rate was 34.0% in the first six months of fiscal 1999 and 38.4% in the first six months of fiscal 1998. The Company's 1998 effective income tax rate was higher than the federal statutory rate primarily due to nondeductible stock option plan expenses which had the effect of increasing the effective tax rate by 3.4% in the first six months of fiscal 1998. As a result of the conversion of the variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans upon consummation of the Company's June 1998 IPO, the Company expects that its effective income tax rate in future periods will remain generally consistent with the rate in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied a large portion of its funding needs with its own capital resources, consisting largely of internally generated retained earnings and funds received upon exercise of employee stock options. A majority of the Company's assets are highly liquid and short term in nature. The Company's cash, cash equivalents and liquid assets, consisting of receivables from customers, brokers and dealers, securities purchased under agreements to resell, securities owned, securities borrowed and deposits with clearing organizations, represented in excess of 99% of the Company's assets as of September 25, 1998 and March 26, 1999. Substantially all of the Company's receivables are secured by customer securities or security transactions in the process of settlement.

The majority of the Company's assets are financed through daily operations by securities sold under repurchase agreements, securities sold but not yet purchased, bank loans, securities loaned, and payables to customers, brokers and dealers. Short-term funding is generally obtained at rates relating to daily federal funds rates. Other borrowing costs are negotiated depending on prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing arrangements with two financial institutions, which funds are used primarily to finance U.S. government and agency zero coupon bond inventories. As of March 26, 1999, the Company had a secured bank line of credit with $52,375,000 outstanding and available borrowing capacity of approximately $27,600,000 and a security repurchase arrangement with $43,600,000 outstanding. The ratio of assets to equity as of March 26, 1999 was approximately 7.1:1.

On August 25, 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock over the following twelve months. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions using funds from operations or the Company's other existing financing sources. The repurchased shares are to be accounted for as treasury stock and used for the Company's employee stock option plans and other general corporate purposes. During the three and six-month periods ended March 26, 1999, the Company repurchased 483,700 shares and 626,000 shares, respectively, at a total cost of $5,620,000 and $7,151,000, respectively. At March 26, 1999, the remaining number of shares authorized to be repurchased, in the open market or otherwise, under the Company's common stock repurchase program was 323,400 shares.

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

YEAR 2000 COMPLIANCE

The following Year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information Readiness and Disclosure Act.

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

In 1996, the Company established a Year 2000 Committee to address the risks associated with the Year 2000 Problem. The Committee is comprised of key personnel from information technology, finance and operations departments within the Company. With the direction of the Year 2000 Committee, the Company is executing a project plan in an attempt to achieve Year 2000 compliance. In developing the project plan, the Year 2000 Committee used an enterprise-wide approach and grouped all of the Company's operations into the following five broad areas: Business Partners; Computers and Technology (including hardware and software associated with mainframe, distributed and desktop computer systems operated by the Company, as well as the Company's core brokerage software obtained from an unaffiliated software provider); Information Data Feeds (including all data interfaces with external parties); Facilities and Work Environments; and Customers and Correspondents. Within each of these areas, the Year 2000 Committee has organized its activities to include the following steps or phases: inventory, assessment, remediation, testing and contingency planning.

To date, the Company has completed the inventory phase within all areas of the project plan and the assessment phase for all systems within the Computers and Technology and the Facilities and Work Environments groups. The remediation phase of the Company's plan specifies a remediation strategy for each area of the Company's project plan. Certain technology used by the Company may be replaced or retired as part of the Company's remediation strategy. Remediation of assets included in the Computers and Technology, Facilities and Work Environments and Customers and Correspondents groups are scheduled for completion in June 1999, with many elements of remediation of Computers and Technology now having been completed.

Business Partners and Information Data Feed project areas involve an extensive network of third-party relationships and external providers of products and services that include the major securities exchanges, self- regulatory organizations, industry clearing and depository institutions, other broker-dealers, and hardware and software technology providers. Where deemed necessary, the Company has inquired of these parties whether they are making the necessary efforts to correct their own Year 2000 problems. The Company has received correspondence from all of its mission critical business partners regarding their Year 2000 readiness and will continue to monitor the progress of these and other partners throughout 1999. The Company's assessment of these responses is in progress. If necessary, and if alternatives exist, the Company will identify and replace business partners that pose a risk to the success of the Company's own Year 2000 readiness plans. With regard to Information Data Feeds, the Company has completed assessment, remediation and testing on approximately 75% of its mission critical information data feeds and plans to complete these steps on the remaining Information Data Feeds in the summer of 1999.

A significant aspect of the Company's Year 2000 project within the Computers and Technology area relates to the functioning of the Company's core brokerage software. This software, which is provided by an outside software provider under a servicing contract, is used by the Company for the electronic processing and recording of all data pertinent to securities transactions and general accounting. While the Company is not directly responsible for the work or costs associated with making this system Year 2000 ready, the Year 2000 Committee closely monitors the Year 2000 work performed by the software provider through regular progress updates and reviews. While remediation and testing of this system was completed by the outside software provider in December 1998, the Company continues to work with the outside software provider to coordinate responsibilities and work effort related to its testing and contingency planning phases. To date, many of the twenty-six software subsystems that comprise the Company's core brokerage software system are currently in use by the Company. The Company anticipates that internal testing will be complete and the remaining subsystems will be in use by mid 1999.

The testing phase of the project plan began in December 1998. The Company has identified systems within each area of the overall project plan that it believes require testing. For each of these systems, the Company has determined the nature and timing of this testing. An important element of the Company's internal testing plan for its core brokerage software system was participation in the recently completed industry-wide test. In this test, which was coordinated by the Securities Industry Association and occurred in March and April 1999, RMI and other participants were able to input transactions and send them to the appropriate markets for execution, confirmation and clearance under simulated Year 2000 conditions. The Company identified no material problems in this test. To date, the Company has completed testing on approximately 75% of its mission critical systems. We anticipate that testing of our remaining internal systems will be completed by mid 1999.

Nearly every aspect of the Company's business depends on the accurate processing of date-related information. As a result, failure by the Company or one or more of the third parties with which the Company has a relationship to successfully remediate systems for Year 2000 issues poses the risk of material disruption to operations and material financial loss. A failure on the part of the Company to identify and implement solutions to all aspects of the Year 2000 Problem could result in systems failures or outages, inaccuracies in processing trades or other transactions affecting customer or proprietary accounts, an inability to reconcile to and settle with counterparties and other business disruptions. In addition, third parties with which the Company has a relationship could fail in some element of their Year 2000 efforts. The Company's operations are highly dependent on the services of the securities exchanges, depositories, its core brokerage software provider, certain banking relationships, electric utilities and telecommunications networks. A failure by one of these institutions to become Year 2000 compliant could disrupt the operations of the Company as well as the securities industry as a whole. The scope of the Company's relationship with individual customers, broker-dealer counterparties and vendors varies widely, as does the resulting risk should any one of them fail to achieve Year 2000 compliance. The Company has ongoing communications with important third parties with which it has relationships, including its core brokerage software provider, regarding third party Year 2000 risks. The likelihood of such third parties achieving Year 2000 compliance cannot be adequately gauged at this time.

The Company has developed written contingency plans to be executed should a Year 2000 failure affect the Company's operations or those of a significant third party. In developing its contingency plans, the Company has incorporated various Year 2000 issues into its existing disaster recovery plans. These plans include identification of various alternative procedures, where alternatives exist, that could be performed should a Year 2000 failure affect the Company's mission critical operations or those of a significant third party. Such alternatives generally rely upon manual procedures or work-around techniques that could be performed for existing systems on a temporary basis. It is the Company's belief that alternatives currently do not exist for many of the functions provided by the exchanges and utilities used throughout the securities industry. The Company intends to test these contingency plans during 1999. As these plans are tested and reconsidered, the Company anticipates that it will make updates and improvements to the plans throughout the year in preparation for the millennium date change. There can be no assurance that the identified alternative arrangements include every material risk or contingency, or that these contingency plans will be effective.

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

At March 26, 1999 the contract value of the Company's financial futures commitments was $4,300,000. The contract amounts of these instruments reflect the extent of the Company's involvement in the particular class of financial instrument. They do not include positions which may substantially reduce any potential market risk and do not represent the Company's risk of loss due to counterparty nonperformance.

RISK MANAGEMENT

Exposure to risk and the management of risk on a day-to-day basis are critical to the Company's survival and financial success. The Company monitors its market, credit and correspondent risks on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which the Company is exposed. There can be no assurance, however, that the Company's risk management procedures and internal controls will prevent losses from occurring as a result of such risks.

The Company's primary market risk arises from the fact that it owns a variety of investments that are subject to changes in value and could result in the Company's incurring material gains or losses. The Company also engages in proprietary trading and makes dealer markets in equity securities, municipal obligations, investment- grade corporate debt, U.S. government and agency securities and collateralized mortgage obligation (CMO) securities. In doing this, the Company may be required to maintain certain amounts of inventories in order to facilitate customer order flow. The Company seeks to cover its exposure to market risk by limiting its net long or short positions, by selling or buying similar instruments and by utilizing various financial instruments such as futures.

Trading activities generally result in the creation of inventory positions. Trading and inventory accounts are monitored on an ongoing basis, and the Company has established written position limits. Position and exposure reports are prepared at the end of each trading day by operations staff in each of the business groups engaged in trading activities and are reviewed by traders, trading managers, department managers and management personnel. These reports are reviewed independently by the Company's corporate accounting group on a daily basis. In addition, on a daily basis, the corporate accounting group prepares a consolidated summarized position report indicating both long and short exposure, which is distributed to management and enables senior management to review inventory levels and monitor results of the trading groups. The Company also reviews and monitors, at various levels of management, inventory pricing, concentration and securities ratings.

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

Credit risk represents the amount of accounting loss the Company would incur should counterparties to its proprietary transactions fail to perform and the value of any collateral proves inadequate. Credit risk relating to various financing activities is reduced by the industry practice of obtaining and maintaining collateral until commitments are settled. The Company monitors its exposure to counterparty risk on a daily basis by using credit exposure information and monitoring collateral values. Senior management approves various actions, including setting higher margin requirements for large or concentrated accounts, requiring a reduction of either the level of margin debt or investment in high-risk securities or, in some cases, requiring the transfer of the account to another broker-dealer. The Company actively manages the credit exposure relating to its trading activities by entering into master agreements that permit netting, when feasible, monitoring the creditworthiness of counterparties and their related trading limits on an ongoing basis, requesting additional collateral when deemed necessary and limiting the amount and duration of exposure to individual counterparties. The Company also often acts as a principal in customer-related transactions in financial instruments, which exposes it to risks of default by customers and counterparties.

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

The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short"), net positions and overall position limits as of March 26, 1999:

                                                      Long          Short           Net              Limit
                                                  ------------  --------------  -----------  ----------------------
Corporate bonds, debentures, and notes            $  1,869,000  $  (1,388,000)  $  481,000   Long $  7,000,000
U.S. Government and government
  agency obligations                               136,398,000   (136,680,000)    (282,000)  Long $180,000,000 (1)
Collateralized mortgage obligations                  6,224,000        (97,000)   6,127,000   Long $ 30,000,000 (2)
State and municipal obligations                      2,638,000                   2,638,000   Long $  5,000,000
Corporate stocks                                       380,000       (196,000)     184,000   Long $  2,500,000

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

   * See Note 4 to the Company's Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K

  The Company filed no reports on Form 8-K during the quarter ended March 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       RAGEN MACKENZIE GROUP INCORPORATED
                                  (REGISTRANT)

DATE: MAY 7, 1999                  BY: /s/ Lesa A. Sroufe
                                      --------------------------
                                      Lesa A. Sroufe
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)

DATE: MAY 7, 1999                  BY: /s/ V. Lawrence Bensussen
                                      --------------------------
                                      V. Lawrence Bensussen
                                      Senior Vice President, Chief Financial
                                      Officer and Secretary (Principal
                                      Financial and Accounting Officer)

                           EXHIBIT INDEX

      EXHIBIT NUMBER                      DESCRIPTION
--------------------------  ----------------------------------------
            11              Computation of Earnings per Share.*
            27              Financial Data Schedule.

* See Note 4 to the Company's Notes to Consolidated Financial Statements