Form 10-Q
period 1999-06-25
RAGEN MACKENZIE GROUP INC
filed 1999-08-06
CIK 1020950

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 25, 1999

                                      or

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

     Yes __X__   No _____

As of August 2, 1999 the Company had 12,901,618 shares of common stock outstanding.

                      RAGEN MACKENZIE GROUP INCORPORATED
       REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 25, 1999


INDEX
PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition                                                              3

          Consolidated Statements of Income                                                                           4

          Consolidated Statements of Cash Flows                                                                       5

          Notes to Consolidated Financial Statements                                                                  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                       9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                 16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                          19

Item 2.   Changes in Securities and Use of Proceeds                                                                  19

Item 3.   Defaults Upon Senior Securities                                                                            19

Item 4.   Submission of Matters to a Vote of Security Holders                                                        19

Item 5.   Other Information                                                                                          19

Item 6.   Exhibits and Reports on Form 8-K                                                                           19

SIGNATURES                                                                                                           20

EXHIBIT INDEX                                                                                                        21

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (in thousands, except share amounts)



                                                                                           June 25,    September 25,
                                                                                             1999           1998
                                                                                          ----------  --------------
                                                                                          (unaudited)
                                   ASSETS
 Cash                                                                                       $  3,856        $  2,143
 Cash and market value of securities required to be segregated under
   Federal or other regulations                                                              234,251         315,997
 Deposits with clearing organizations                                                          1,757           1,207
 Receivable from:
   Brokers, dealers, and clearing organizations                                                2,823           2,661
   Customers                                                                                 157,897         110,428
 Securities owned, at market value                                                           144,354         169,410
 Securities purchased under agreements to resell                                             139,507         172,384
 Securities borrowed                                                                           3,969           2,144
 Furniture, equipment, and leasehold improvements - net                                        2,501           1,293
 Other assets                                                                                  8,206           4,182
                                                                                            --------        --------
 Total                                                                                      $699,121        $781,849
                                                                                            ========        ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Borrowings                                                                                 $ 37,600        $ 47,225
 Payable to:
   Brokers, dealers, and clearing organizations                                                8,605          11,986
   Customers                                                                                 347,952         390,697
 Securities sold but not yet purchased, at market value                                      134,408         164,095
 Securities sold under agreements to repurchase                                               41,100          45,900
 Accrued compensation and related benefits                                                     9,892           8,300
 Other liabilities and accrued expenses                                                        3,621           4,707
                                                                                            --------        --------
   Total liabilities                                                                         583,178         672,910

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value--Authorized 10,000,000
  shares; no shares issued and outstanding
 Common stock, $.01 par value--Authorized 50,000,000
  shares; issued and outstanding, 13,457,390 shares                                              135             135
 Additional paid-in capital                                                                   47,700          47,872
 Common shares issuable under deferred compensation
  arrangements, less unamortized purchase discount of $211                                       922
 Treasury stock  574,196 and 50,600 shares, respectively, at cost                             (6,669)           (511)
 Retained earnings                                                                            73,855          61,443
                                                                                            --------        --------
  Total shareholders' equity                                                                 115,943         108,939
                                                                                            --------        --------
 Total                                                                                      $699,121        $781,849
                                                                                            ========        ========

                See Notes to Consolidated Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)

                                            Three-Month Period Ended  Nine-Month Period Ended
                                            ------------------------  -----------------------
                                             June 25,     June 26,     June 25,     June 26,
                                               1999         1998         1999         1998
                                            ---------    ---------    ---------    ---------
REVENUES:
  Principal transactions, net                $ 7,149       $ 5,947      $22,340     $18,859
  Commissions                                  9,316         7,635       25,513      25,456
  Other                                        1,676         1,262        4,116       4,296
                                            --------     ---------    ---------    --------
    Total operating revenues                  18,141        14,844       51,969      48,611
  Interest Income                              8,566         8,863       26,909      27,228
                                            --------     ---------    ---------    --------
    Total revenues                            26,707        23,707       78,878      75,839
  Interest expense                             4,900         5,645       15,899      17,799
                                            --------     ---------    ---------    --------
    Net revenues                              21,807        18,062       62,979      58,040
                                            --------     ---------    ---------    --------

NONINTEREST EXPENSES:
  Compensation and benefits                   11,037         8,935       31,209      29,663
  Nonrecurring compensation charges
      related to IPO                                         3,480                    3,480
  Occupancy and equipment                      1,576         1,142        4,319       3,783
  Communications                                 961           894        2,888       2,668
  Clearing and exchange fees                     842           627        2,152       2,055
  Other                                        1,171         1,118        3,630       2,752
                                            --------      --------     --------    --------
    Total noninterest expenses                15,587        16,196       44,198      44,401
                                            --------      --------     --------    --------
INCOME BEFORE TAXES ON INCOME                  6,220         1,866       18,781      13,639
TAXES ON INCOME                                2,102         1,266        6,369       5,784
                                            --------      --------     --------    --------
NET INCOME                                   $ 4,118       $   600      $12,412     $ 7,855
                                            ========      ========     ========    ========

WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
   Basic                                      12,873        11,098       13,105      10,650
   Diluted                                    13,014        11,315       13,252      11,049

EARNINGS PER COMMON SHARE:
   Basic                                        $.32          $.05         $.95        $.74
   Diluted                                       .32           .05          .94         .71

                See Notes to Consolidated Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                      Nine-Month Period Ended
                                                                                -----------------------------------
                                                                                     June 25,          June 26,
                                                                                       1999              1998
                                                                                -----------------  ----------------
OPERATING ACTIVITIES:
 Net income                                                                          $ 12,412          $  7,855
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                         636               388
    Stock option expense                                                                                  2,932
    Deferred tax benefit                                                                 (555)             (631)
    Gain on sale of Pacific Stock Exchange membership                                                      (290)
    Deferred compensation expense                                                          60
    Amounts retained under deferred compensation arrangements                             862
    Cash provided (used) by changes in operating assets and liabilities:
       Cash and market value of securities required to be segregated
          under Federal or other regulations                                           81,746            54,756
       Deposits with clearing organizations                                              (550)             (200)
       Receivable from:
          Brokers, dealers, and clearing organizations                                   (140)             (241)
          Customers                                                                   (47,469)          (15,789)
       Securities owned                                                                25,367           (36,305)
       Securities purchased under agreements to resell                                 32,877           (38,593)
       Securities borrowed                                                             (1,825)            5,720
       Other assets                                                                    (2,492)           (1,288)
       Payable to:
          Brokers, dealers, and clearing organizations                                 (3,028)           (2,705)
          Customers                                                                   (42,745)          (59,127)
       Securities sold but not yet purchased                                          (29,687)           37,669
       Securities sold under agreements to repurchase                                  (4,800)            3,750
       Accrued compensation and related benefits                                          993             1,326
       Other liabilities and accrued expenses                                          (1,112)              344
                                                                                    ---------         ---------
 Net cash provided (used) by operating activities                                      20,550           (40,429)

INVESTING ACTIVITIES:
 Purchases of furniture, equipment, and leasehold improvements                         (1,811)             (800)
 Proceeds from sale of Pacific Stock Exchange membership                                                    317
 Cash paid for Columbia Pacific Securities, Inc. (CPS), net of cash acquired             (636)
                                                                                    ---------         ---------
 Net cash provided (used) by operating activities                                      (2,447)             (483)

FINANCING ACTIVITIES:
 Proceeds from (repayment of) borrowings, net                                          (9,625)           15,600
 Proceeds from initial public offering, net of issuance costs                                            18,609
 Proceeds from exercise of stock options and other stock issuance                         386             7,296
 Repurchases of common stock for treasury                                              (7,151)           (1,581)
                                                                                    ---------         ---------
 Net cash provided (used) by financing activities                                     (16,390)           39,924
                                                                                    ---------         ---------
INCREASE (DECREASE) IN CASH                                                             1,713              (988)
CASH:
 Beginning of period                                                                    2,143             4,980
                                                                                    ---------         ---------
 End of period                                                                      $   3,856         $   3,992
                                                                                    =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the fiscal period for:
    Interest                                                                        $  15,800         $ 17,861
    Federal income taxes                                                                7,900            7,500
 Issuance of common stock in connection with acquisition of CPS                           435

                See Notes to Consolidated Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Ragen MacKenzie Group Incorporated and its subsidiaries (collectively, the Company). Ragen MacKenzie Group Incorporated is a holding company engaged, through its subsidiaries, in securities brokerage and related investment services that include retail and institutional brokerage of securities, investment research, market making, trading, underwriting, distribution of corporate securities and correspondent clearing. Ragen MacKenzie Group Incorporated's two operating subsidiaries, Ragen MacKenzie Incorporated (RMI) and Ragen MacKenzie Investment Services, Inc. (RMIS), are each registered with the Securities and Exchange Commission (the SEC) as a broker/dealer, and have retail offices located in seven western states. RMI is a member firm of the New York Stock Exchange (the
NYSE).

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

Note 2:   ACQUISITIONS

On March 30, 1999, the Company completed an acquisition of the outstanding common stock of Columbia Pacific Securities, Inc. and subsequently renamed the subsidiary Ragen MacKenzie Investment Services, Inc. (hereinafter referred to as
RMIS). The consolidated financial statements include the results of RMIS from the date of acquisition and the transaction was accounted for using the purchase method of accounting. The consideration paid for the acquisition included the issuance of 40,000 shares of the Company's common stock held in treasury and cash as specified in the purchase agreement. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $1,040,000 and is being amortized on a straight-line basis over 15 years. Pro Forma Financial information showing the results of operations as if the acquisition had occurred at the beginning of the year is not presented as the acquisition would not have had a material impact on previously reported results.

Note 3:   SHAREHOLDERS' EQUITY

In August 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock over the following 12 months. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares are to be accounted for as treasury stock and used for the Company's employee stock option plans and other general corporate purposes. During the nine-month period ended June 25, 1999 the Company repurchased 626,000 shares at a total cost of $7,151,000.

During the nine-month period ended June 25, 1999, shares accounted for as treasury stock were issued for the following purposes: 52,150 shares upon the exercise of options under the Company's employee stock option plans; 10,254 shares upon the exercise of options under the Company's employee stock purchase plan; and 40,000 shares in connection with the acquisition of RMIS.

Note 4:   NET CAPITAL REQUIREMENTS

The broker/dealer subsidiaries of the Company are subject to the Uniform Net Capital Rule 15c3-1 (the Rule) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. RMI has elected to compute net capital under the alternative provisions of the Rule, which require RMI to maintain net capital, as defined, equal to the greater of $1,000,000 or 2% of aggregate debit items arising from customer transactions, as defined. At June 25, 1999, RMI's net capital was $96,259,000, which was 64% of aggregate debit items, and which exceeded the minimum net capital requirement of $3,011,000 by $93,248,000.

RMIS follows the primary (aggregate indebtedness) method under the Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. At June 25, 1999, RMIS had net capital of $434,000, which was $334,000 in excess of its required net capital of $100,000, and had a net capital ratio of 1.6 to 1.

The net capital rules of the NYSE also provide that equity capital of RMI may not be withdrawn or cash dividends paid without notification if resulting net capital would be less than 5% of aggregate debit items.

Note 5:   TAXES ON INCOME

Taxes on income for the three- and nine-month periods ended June 26, 1998 do not bear a normal relationship to income before taxes on income due to certain permanent differences between tax and financial reporting. A summary reconciliation of the statutory federal income tax rate with the Company's effective income tax rate for the 1999 and 1998 periods is as follows:

                                                            Three-Month Period Ended           Nine-Month Period Ended
                                                          ----------------------------       ----------------------------
                                                          June 25, 1999  June 26, 1998       June 25, 1999  June 26, 1998
                                                          -------------  -------------       -------------  -------------
Statutory tax rate                                            35.0%          35.0%               35.0%          35.0%
Nondeductible stock option plan expense                                      33.4                                7.5
Other                                                         (1.2)           (.6)               (1.1)           (.1)
                                                            -------       --------             -------        -------
Effective tax rate                                            33.8%          67.8%               33.9%          42.4%
                                                            =======       ========             =======        =======

Note 6:   EARNINGS PER COMMON SHARE

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

The following table sets forth the computations for basic and diluted earnings per common share (in thousands, except per share amounts):

                                                         Three-Month Period Ended           Nine-Month Period Ended
                                                        ----------------------------      ----------------------------
                                                        June 25, 1999  June 26, 1998      June 25, 1999  June 26, 1998
                                                        -------------  -------------      -------------  -------------

NUMERATOR:

    Net income                                             $ 4,118        $   600             $12,412       $ 7,855
                                                          ========       ========           =========      ========
DENOMINATOR:

    Weighted-average basic shares outstanding               12,873         11,098              13,105        10,650

    Dilutive effect of employee stock plans                    141            217                 147           399
                                                          --------       --------           ---------      --------
    Weighted-average diluted shares outstanding             13,014         11,315              13,252        11,049
                                                          ========       ========           =========      ========

Earnings per common share:

  Basic                                                   $    .32        $   .05             $   .95       $   .74
                                                          ========       ========           =========      ========
  Diluted                                                 $    .32        $   .05             $   .94       $   .71
                                                          ========       =========          =========      ========

Options to purchase 622,610 shares and 530,422 shares for the three-month and nine-month periods ended June 25, 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the related period.

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

OVERVIEW

The Company's primary business is retail securities brokerage, which it conducts through its two operating subsidiaries RMI and RMIS. Both operating subsidiaries are headquartered in Seattle, Washington and together they have 32 additional offices, including 25 offices operated by independent contractors, located in seven western states in which they conduct retail business. This business is directly supported by the Company's proprietary research efforts, which are based on a value-oriented, contrarian approach to investing. The Company's research department covers approximately 100 publicly traded companies headquartered in the Pacific Northwest and maintains a recommended list of selected regional and national stocks. Other aspects of the Company's business include proprietary trading of certain fixed income securities, institutional brokerage services, correspondent brokerage services and investment banking services.

On March 30, 1999, the Company completed an acquisition of the outstanding common stock of Columbia Pacific Securities, Inc., a privately-held retail brokerage firm with independent contractors operating branch offices located in California, Idaho, Montana, Oregon, Washington, and Wyoming. On April 9, 1999, the Company announced that it had changed the name of Columbia Pacific Securities, Inc. to Ragen MacKenzie Investment Services, Inc. The third quarter of fiscal 1999 is the first period to include the results of operations from this new subsidiary as the acquisition was completed after the conclusion of the second fiscal quarter. While the Company does not expect this acquisition to significantly affect its consolidated earnings in the near term, the consolidated results for the third quarter of fiscal 1999 reflect higher revenues and expenses that are in part attributable to the results of operations from this new subsidiary. The Company believes the creation of Ragen MacKenzie Investment Services, Inc. will provide a platform on which it can grow its independent contractor business over the longer term.

RESULTS OF OPERATIONS

Comparison of three months ended June 25, 1999 and June 26, 1998

Net revenues increased by $3,745,000, or 20.7%, to $21,807,000 for the third quarter of fiscal 1999 as compared to the same period in fiscal 1998. The increase in net revenues was due primarily to the third quarter 1999 acquisition of RMIS, increased revenue from the Company's proprietary trading of U.S. government and agency zero coupon bonds and higher fees from underwriting management and participation.

Revenues from principal transactions increased by $1,202,000, or 20.2%, to $7,149,000 for the third quarter of fiscal 1999 as compared to the same period in fiscal 1998. Revenues from trading debt securities increased by $787,000, or 21.1%, to $4,509,000, due primarily to revenue growth from trading in U.S. government and agency zero coupon bonds, resulting in part from opportunistic reconstitution of certain U.S. government and agency zero coupon bonds. Similar opportunities for growth in the trading of U.S. government and agency zero coupon bonds may not recur in future periods. Revenues from principal transactions in equity securities increased by $415,000, or 18.7%, to $2,640,000 for the third quarter of fiscal 1999 as compared to the same period in fiscal 1998. The increase reflects a rise in sales credits due to an overall increase in retail trading activity.

Commission revenues increased by $1,681,000, or 22.0%, to $9,316,000 for the third quarter of fiscal 1999 as compared to the same period in fiscal 1998 primarily due to the third quarter 1999 acquisition of RMIS and an overall increase in retail brokerage activity. The increase in commissions from retail brokerage was partially offset by the January 1, 1999 change in status of Brooks
G. Ragen and his son from employee brokers to correspondent brokers. As a result of this change, commission revenue generated by these two that was previously reported on a gross basis before compensation and other expenses is now reported on a net basis after payment has been made to their correspondent brokerage firm.

Other revenue increased by $414,000, or 32.8%, to $1,676,000 for the third quarter of fiscal 1999 as compared to the same period in fiscal 1998, due to higher fees from underwriting management and participation which was partially offset by a $290,000 gain recorded in the 1998 period for the Company's sale of its Pacific Stock Exchange membership.

Net interest income increased by $448,000, or 13.9%, to $3,666,000 for the third quarter of fiscal 1999 as compared to the same period in fiscal 1998. Interest income decreased by $297,000, or 3.4%, to $8,566,000 due to lower interest rates earned on customer credit and margin balances, which was partially offset by an increase in customer margin and money-market balances. Interest expense decreased by $745,000, or 13.2%, to $4,900,000 due to lower interest rates paid on customer credit balances and the application of $18,634,000 net proceeds from the Company's June 1998 initial public offering
(IPO) to pay down current short-term borrowings.

Noninterest expenses decreased by $609,000, or 3.8%, to $15,587,000 for the third quarter of fiscal 1999 as compared to the same period of fiscal 1998. This decrease primarily reflects nonrecurring $3,480,000 compensation charges related to the Company's June 1998 IPO, which was partially offset by increases in compensation and benefits and occupancy and equipment expenses.

Compensation and benefits expenses increased by $2,102,000, or 23.5%, to $11,037,000 for the third quarter of fiscal 1999 as compared to the same period in fiscal 1998. Commission and other sales compensation expenses increased by $1,083,000, or 26.2%, to $5,210,000 for the fiscal 1999 period, as a result of the increase in commission revenues attributable to the third quarter 1999 acquisition of RMIS. The remaining increase in employee compensation and benefits was primarily due to higher incentive bonus compensation paid to trading-related personnel generally resulting from increased trading revenue.

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

Occupancy and equipment expenses increased $434,000, or 38.0%, to $1,576,000, due to the Company's expansion of the retail sales force and supporting functions. Communications expenses increased by $67,000, or 7.5%, to $961,000 due to higher printing costs and fees for information data services. Clearing and exchange fees increased by $215,000, or 34.3%, to $842,000, primarily due to higher trade-related costs. Other expenses increased by $53,000, or 4.7%, to $1,171,000, generally due to increased levels of business activities.

The Company's effective income tax rate was 33.8% in the third quarter of fiscal 1999 and 67.8% in the third quarter of fiscal 1998. The Company's 1998 effective income tax rate was higher than the federal statutory rate primarily due to nondeductible stock option plan expenses which had the effect of increasing the effective tax rate by 33.4 percentage points in the third quarter of fiscal 1998. As a result of the conversion of the variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans upon consummation of the Company's June 1998 IPO, the Company expects that its effective income tax rate will remain generally consistent with the third quarter of fiscal 1999 in future periods.


Comparison of nine months ended June 25, 1999 and June 26, 1998

Net revenues increased by $4,939,000, or 8.5%, to $62,979,000 for the first nine months of fiscal 1999 as compared to the same period in fiscal 1998. The increase in net revenues was due primarily to increased revenue from the Company's proprietary trading of U.S. government and agency zero coupon bonds and higher net interest income earned on retail customer balances.

Revenues from principal transactions increased by $3,481,000, or 18.5%, to $22,340,000 for the first nine months of fiscal 1999 as compared to the same period in fiscal 1998. Revenues from trading debt securities increased by $2,792,000, or 25.4%, to $13,769,000, due primarily to significant revenue growth from trading in U.S. government and agency zero coupon bonds, resulting in part from opportunistic reconstitution of certain U.S. government and agency zero coupon bonds. Similar opportunities for growth in the trading of U.S. government and agency zero coupon bonds may not recur in future periods. Revenues from principal transactions in equity securities increased by $689,000, or 8.7%, to $8,571,000 for the first nine months of fiscal 1999 as compared to the same period in fiscal 1998. The increase reflects a rise in sales credits due to higher retail trading activity.

Commission revenues increased modestly to $25,513,000 for the first nine months of fiscal 1999 as compared to the same period in fiscal 1998 primarily due to the third quarter 1999 acquisition of RMIS and an overall increase in retail brokerage activity. The increase in commissions from retail brokerage was partially offset by the January 1, 1999 change in status of Brooks G. Ragen and his son from employee brokers to correspondent brokers. As a result of this change, commission revenue generated by these two that was previously reported on a gross basis before compensation and other expenses is now reported on a net basis after payment has been made to their correspondent brokerage firm.

Other revenue decreased by $180,000, or 4.2%, to $4,116,000 for the first nine months of fiscal 1999 as compared to the same period in fiscal 1998, primarily due to a $290,000 gain recorded in the 1998 period for the Company's sale of its Pacific Stock Exchange membership.

Net interest income increased by $1,581,000, or 16.8%, to $11,010,000 for the first nine months of fiscal 1999 as compared to the same period in fiscal 1998. Interest income decreased modestly to $26,909,000 due to lower interest rates earned on customer credit and margin balances, which was partially offset by an increase in average money-market, customer credit, and margin balances. Interest expense decreased by $1,900,000, or 10.7%, to $15,899,000 due to lower interest rates paid on customer credit balances and the application of $18,634,000 net proceeds from the Company's June 1998 IPO to pay down current short-term borrowings, which was partially offset by an increase in average customer credit balances.

Noninterest expenses decreased modestly to $44,198,000 for the first nine months of fiscal 1999 as compared to the same period of fiscal 1998. This decrease primarily reflects nonrecurring $3,480,000 compensation charges related to the Company's June 1998 IPO, which was partially offset by increases in compensation and benefits, occupancy and equipment and other expenses.

Compensation and benefits expenses increased by $1,546,000, or 5.2%, to $31,209,000 for the first nine months of fiscal 1999 as compared to the same period in fiscal 1998. Commission and other sales compensation expenses decreased modestly to $13,594,000 for the fiscal 1999 period, as a result of a decrease in guaranteed broker salary payments that the Company previously provided to recently hired brokers. Stock option expense in the first nine months of fiscal 1998 was $1,150,000 under the Company's variable-award, book-value-based stock option plans. No expense was recorded in the first nine months of fiscal 1999 as the Company's stock option plans became fixed-award, fair-value-based plans upon consummation of the Company's June 1998 IPO. These decreases were partially offset by higher incentive bonus compensation paid to trading-related personnel generally resulting from increased trading revenue and an increase in employee compensation and benefits due to increased staffing to support the Company's expanding retail brokerage business.

Occupancy and equipment expenses increased $536,000, or 14.2%, to $4,319,000, due to the Company's expansion of the retail sales force and supporting functions. Communications expenses increased by $220,000, or 8.2%, to $2,888,000 due to higher printing and postage costs and fees for information data services. Clearing and exchange fees increased by $97,000, or 4.7%, to $2,152,000, due to higher trade-related costs. Other expenses increased by $878,000, or 31.9%, to $3,630,000, primarily due to state and local tax refunds received in the 1998 period for overpayments in prior years.

The Company's effective income tax rate was 33.9% in the first nine months of fiscal 1999 and 42.4% in the first nine months of fiscal 1998. The Company's 1998 effective income tax rate was higher than the federal statutory rate primarily due to nondeductible stock option plan expenses which had the effect of increasing the effective tax rate by 7.5 percentage points in the first nine months of fiscal 1998. As a result of the conversion of the variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans upon consummation of the Company's June 1998 IPO, the Company expects that its effective income tax rate in future periods will remain generally consistent with the rate in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied a large portion of its funding needs with its own capital resources, consisting largely of internally generated retained earnings and funds received upon exercise of employee stock options. A majority of the Company's assets are highly liquid and short term in nature. The Company's cash, cash equivalents and liquid assets, consisting of receivables from customers, brokers and dealers, securities purchased under agreements to resell, securities owned, securities borrowed and deposits with clearing organizations, represented in excess of 98% of the Company's assets as of September 25, 1998 and June 25, 1999. Substantially all of the Company's receivables are secured by customer securities or security transactions in the process of settlement.

The majority of the Company's assets are financed through daily operations by securities sold under repurchase agreements, securities sold but not yet purchased, bank loans, securities loaned, and payables to customers, brokers and dealers. Short-term funding is generally obtained at rates relating to daily federal funds rates. Other borrowing costs are negotiated depending on prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing arrangements with two financial institutions, which funds are used primarily to finance U.S. government and agency zero coupon bond inventories. As of June 25, 1999, the Company had a secured bank line of credit with $37,600,000 outstanding and a security repurchase arrangement with $41,100,000 outstanding and available borrowing capacity of approximately $30,000,000. The ratio of assets to equity as of June 25, 1999 was approximately 6.0:1.

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

During the nine-month period ended June 25, 1999, the Company repurchased 626,000 shares at a total cost of $7,151,000. No shares were repurchased during the three months ended June 25, 1999. At June 25, 1999, the remaining number of shares authorized to be repurchased, in the open market or otherwise, under the Company's common stock repurchase program was 323,400 shares.

Certain minimum amounts of capital must be maintained by RMI and RMIS, the Company's broker-dealer subsidiaries, to satisfy the regulatory requirements of the SEC and the NYSE. RMI and RMIS's regulatory net capital have historically exceeded these minimum requirements. See Note 4 to the Company's Notes to Consolidated Financial Statements.

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

To date, the Company believes it has completed the following phases within all areas of the project plan as they relate to its internal system: inventory, assessment, remediation and testing. The project areas that comprise the Company's internal systems include Computers and Technology and Facilities and Work Environments, as well as certain aspects of the remaining areas.

Business Partners and Information Data Feed project areas involve an extensive network of third-party relationships and external providers of products and services that include the major securities exchanges, self- regulatory organizations, industry clearing and depository institutions, other broker-dealers, and hardware and software technology providers. Where deemed necessary, the Company has inquired of these parties whether they are making the necessary efforts to correct their own Year 2000 problems. The Company has received correspondence from all of its mission critical business partners regarding their Year 2000 readiness and will continue to monitor the progress of these and other partners throughout 1999. The Company's assessment of these responses is in progress. If necessary, and if alternatives exist, the Company will identify and replace business partners that pose a risk to the success of the Company's own Year 2000 readiness plans. With regard to Information Data Feeds, the Company has completed assessment, remediation and testing (where available) on approximately 90% of its mission critical information data feeds and plans to complete these steps on the remaining Information Data Feeds in the summer of 1999.

A significant aspect of the Company's Year 2000 project within the Computers and Technology area relates to the functioning of the Company's core brokerage software. This software, which is provided by an outside software provider under a servicing contract, is used by the Company for the electronic processing and recording of all data pertinent to securities transactions and general accounting. While the Company is not directly responsible for the work or costs associated with making this system Year 2000 ready, the Year 2000 Committee closely monitors the Year 2000 work performed by the software provider through regular progress updates and reviews. To date, remediation and testing of this system has been completed and all of the twenty-six software subsystems that comprise the Company's core brokerage software system are currently in use by the Company. The Company continues to work with the outside software provider to coordinate responsibilities and work effort related to the contingency planning phase.

The testing phase of the project plan began in December 1998. In this phase, the Company identified systems within each area of the overall project plan that it believed required testing. For each of these systems, the Company determined the nature and timing of this testing. An important element of the Company's internal testing plan for its core brokerage software system was participation in the securities industry-wide test. In this test, which was coordinated by the Securities Industry Association and occurred in March and April 1999, RMI and other participants were able to input transactions and send them to the appropriate markets for execution, confirmation and clearance under simulated Year 2000 conditions. The Company has been informed that the testing was a success.

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

Based on information currently available, including information provided by third party vendors, the Company expects that the total cost of addressing the Year 2000 Problem for its internal systems will not be material. Costs related to the Year 2000 Problem are expensed as incurred. A significant portion of the costs already incurred, and the estimated future costs, are not incremental costs to the Company, but rather represent the redeployment of existing information technology and operations personnel, primarily to test the remediation efforts of the Company's third party vendors. The Company expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall information technology developmental spending. The costs of the Company's Year 2000 project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best current estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party compliance plans and other factors. However, there can be no assurance that these estimates will prove correct and actual results could differ materially from those plans.

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

At June 25, 1999 the Company had no outstanding financial futures commitments.

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

The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short"), net positions and overall position limits as of June 25, 1999:

                                                           Long            Short            Net                 Limit
                                                      -------------   --------------   -------------   ------------------------
Corporate bonds, debentures, and notes                $  3,561,000    $    (864,000)    $ 2,697,000     Long   $  7,000,000
U.S. Government and government
  agency obligations                                   126,555,000     (133,136,000)     (6,581,000)    Long   $180,000,000 (1)
Collateralized mortgage obligations                     12,009,000           (9,000)     12,000,000     Long   $ 30,000,000 (2)
State and municipal obligations                          1,861,000          (75,000)      1,786,000     Long   $  5,000,000
Corporate stocks                                           368,000         (324,000)         44,000     Long   $  2,500,000

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable

Item 2.  Changes in Securities and Use of Proceeds

Unregistered Securities:

On March 30, 1999 the Company issued an aggregate of 40,000 shares of common stock to the former owners of CPS to acquire all of the outstanding common stock of CPS. The Company issued such shares in a private placement transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

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

      *   See Note 6 to the Company's Notes to Consolidated Financial
          Statements.

(b)  Reports on Form 8-K

  The Company filed no reports on Form 8-K during the quarter ended June 25, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      RAGEN MACKENZIE GROUP INCORPORATED
                                 (REGISTRANT)

DATE: AUGUST 6, 1999               BY: /s/ Lesa A. Sroufe
                                   -----------------------------
                                   Lesa A. Sroufe
                                   Chairman of the Board and Chief Executive
                                   Officer (Principal Executive Officer)

DATE: AUGUST 6, 1999               BY: /s/ V. Lawrence Bensussen
                                   -----------------------------
                                   V. Lawrence Bensussen
                                   Senior Vice President, Chief Financial
                                   Officer and Secretary (Principal
                                   Financial and Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT NUMBER                        DESCRIPTION
------------------    ------------------------------------------------
        11                  Computation of Earnings per Share.*
        27                  Financial Data Schedule.

* See Note 6 to the Company's Notes to Consolidated Financial Statements