Form 10-K
period 1999-09-24
RAGEN MACKENZIE GROUP INC
filed 1999-12-20
CIK 1020950

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ------------------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 24, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 1-14243

                           ------------------------

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

                           ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class:          Name of each exchange on which registered:
      ---------------------          ------------------------------------------
    Common Stock, $.01 Par Value              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                           ------------------------

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

     As of December 8, 1999, there were 13,005,831 shares of common stock, par value $.01 per share (the "Common Stock"), of Ragen MacKenzie Group Incorporated issued and outstanding of which 11,094,830 shares were held by non-affiliates. The aggregate market value of such Common Stock held by non-affiliates, based on the closing market price of $19 3/8 on December 8, 1999, was approximately $214,962,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference in this report are listed in the
Exhibit Index beginning on page 44 of this Form 10-K.

================================================================================

                                   FORM 10-K

                 For the Fiscal Year Ended September 24, 1999

                               TABLE OF CONTENTS

Item                                                                                              Page
----                                                                                              ----
                                               PART I

 1.  Business....................................................................................    3
 2.  Properties..................................................................................   21
 3.  Legal Proceedings...........................................................................   21
 4.  Submission of Matters to a Vote of Security Holders.........................................   22

                                              PART II

 5.  Market for Registrant's Common Stock and Related Shareholder Matters........................   22
 6.  Selected Financial Data.....................................................................   23
 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   25
 7A. Quantitative and Qualitative Disclosures about Market Risk..................................   34
 8.  Financial Statements and Supplementary Data.................................................   36
 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........   36

                                            PART III

10.  Directors and Executive Officers of the Registrant..........................................   37
11.  Executive Compensation......................................................................   39
12.  Security Ownership of Certain Beneficial Owners and Management..............................   43
13.  Certain Relationships and Related Transactions..............................................   44

                                            PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   44
SIGNATURES.......................................................................................   47
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ......................................................   48

                                    PART I


ITEM 1.   BUSINESS:

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. The words "believe", "expect", "intend", "anticipate", variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among other things, the general risks of the securities industry, risks of reduced revenue during periods of lower prices or reduced trading volume; dependence on, and ability to retain and recruit, key personnel; failure to complete the merger with Wells Fargo & Company ("Wells Fargo"); dependence on proprietary research; significant fluctuations in quarterly results; regional concentration; competition; management of growth of new and existing businesses; and the risks relating to proprietary trading and correspondent brokerage services; risks of extension of credit; risks relating to regulation; risks relating to litigation and potential securities law liability; market, credit and liquidity risks associated with market-making, principal trading and underwriting activities, as well as other risks and uncertainties set forth in "--Additional Factors That May Affect Future Results."

General

     Ragen MacKenzie Group Incorporated ("RMGI"), a Washington corporation, was incorporated in April 1998 to serve as a holding company for all of the operations of Ragen MacKenzie Incorporated ("RMI"). RMI was incorporated as a Washington corporation in 1987, the year in which it succeeded to the business of Cable, Howse & Ragen, a Washington limited partnership formed in 1982. RMI is registered with the Securities and Exchange Commission (the "SEC") as a broker-dealer and is a member firm of the New York Stock Exchange (the "NYSE"). On June 22, 1998, RMI merged with a wholly owned subsidiary of RMGI as part of a reorganization (the "Reorganization"). As a result of the Reorganization, RMGI operates as a holding company and is the sole shareholder of RMI and Ragen MacKenzie Investment Services, Inc. On June 26, 1998, RMGI completed an initial public offering of its Common Stock. Unless the context otherwise requires, all references in this report to "Ragen MacKenzie" and the "Company" refer to RMGI and its subsidiaries.

     The Company's primary business is retail securities brokerage, which it conducts in its Seattle headquarters and 33 additional offices in seven Western states, which include 25 offices operated by independent contractors. This business is directly supported by the Company's proprietary research efforts, which are based on a value-oriented, contrarian approach to investing. The Company's research department covers approximately 90 publicly traded companies headquartered in the Pacific Northwest and maintains a recommended list of selected regional and national stocks (the "Recommended List"). Other aspects of the Company's business include proprietary trading of certain fixed income securities, institutional brokerage services, correspondent brokerage services and investment banking services. Revenues generated from the Company's retail securities brokerage services (including revenue from offices operated by independent contractors and excluding interest earned on retail brokerage customer account balances), proprietary trading of certain fixed income securities (excluding interest income on the related securities inventory), institutional brokerage services and correspondent brokerage services (excluding interest earned on customer account balances) constituted 40.6%, 11.6%, 6.2% and 2.8%, respectively, of the Company's total revenues in fiscal 1999; revenues from investment banking services in fiscal 1999 were insignificant. The remaining percentage of total revenues in fiscal 1999 consists primarily of interest income earned on retail brokerage customer account balances.

Recent Developments

On September 28, 1999, RMGI entered into an Agreement and Plan of Merger (the Merger Agreement) with Wells Fargo and Romero Acquisition Corp., a wholly owned subsidiary of Wells Fargo. Under the terms of the Merger Agreement, Romero Acquisition Corp. will merge with RMGI and RMGI will become a wholly owned subsidiary of Wells Fargo. In the acquisition, Wells Fargo will issue $18.75 worth of its common stock in exchange for each outstanding share of the Company's Common Stock, subject to adjustment if the average price of Wells Fargo's common stock is below $36 or above $42 per common share over a period of time as specified in the Merger Agreement. The Merger Agreement has been approved by the boards of directors of both companies and the business combination is expected to close during the first calendar quarter of 2000, subject to approval by the Company's shareholders, required regulatory approvals and other conditions to closing. Additional information regarding the proposed merger can be found in the Company's Current Report on Form 8-K filed with the SEC on September 30, 1999.

Acquisitions

On March 30, 1999, RMGI completed an acquisition of all of the outstanding common stock of Columbia Pacific Securities, Inc. and subsequently renamed the subsidiary Ragen MacKenzie Investment Services, Inc. ("RMIS"). RMIS is a full service retail brokerage firm headquartered in Seattle, Washington with 40 independent contractor brokers, located in 21 branch offices in Washington, Idaho, Montana, Oregon, Wyoming and California. RMIS, which was previously a correspondent brokerage firm of RMI, continues to clear its brokerage business through RMI on a fully disclosed basis. The transaction was accounted for using the purchase method of accounting and, as such, the consolidated financial statements of the Company include the results of RMIS from the date of acquisition. The consideration paid for the acquisition, which totaled $1,445,000, included the issuance of 40,000 shares of the Company's Common Stock held in treasury and cash as specified in the purchase agreement. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $1,039,000 and is being amortized over 15 years using the straight-line method of amortization.

Financial Information about Industry Segments

The Company offers a wide variety of products and services, primarily those of a full service broker-dealer, through its two operating segments: retail distribution and institutional distribution. The Company's reportable segments are managed separately based on the types of products and services offered and their related client bases.

The retail distribution segment includes brokerage services and products (such as purchase and sale of securities, investment advisory services, and margin lending) provided to individual investors through retail branches of the Company's two broker-dealer subsidiaries, net interest income earned on account balances of individual investors, correspondent brokerage services, and market making of equity and fixed income securities which is generally conducted to facilitate transactions by individual investors.

The institutional distribution segment includes securities brokerage services emphasizing the sale of equities and fixed income products to institutions, investment banking services (such as mergers and acquisitions advisory services and management and participation in underwritings, exclusive of sales credits related to individual investors which are included in the retail distribution segment), and market making of certain fixed income securities, including collateralized mortgage obligations and U.S. government and government agency obligations, where the counterparties are generally other broker-dealers and banks.

Financial information regarding the Company's industry segments for fiscal years 1999, 1998 and 1997, including the amount of total operating revenues, net interest income, net revenues and income before taxes on income attributable to each segment, is set forth in Note 15, entitled "Segment Reporting Data," of the Notes to Consolidated Financial Statements appearing on page 64 of this Form 10-K. Certain business activities described below may comprise both the retail distribution and institutional distribution segments.

Brokerage Services

   Retail Brokerage

     The Company's approach to the retail brokerage business is to attract and retain highly productive, experienced brokers in selected cities throughout the Pacific Northwest. The Company's retail brokerage business has developed by establishing and maintaining relationships with high net worth individuals. The Company, through its two full-service brokerage subsidiaries, offers its customers brokerage services relating to corporate equity and debt securities and U.S. government and municipal securities, including stocks followed by RMI's research analysts and underwritings in which RMI participates in the underwriting syndicate. The Company's retail brokers focus on recommending the purchase and sale of stocks and bonds, particularly based on current purchase and sale recommendations on the Recommended List. The Company has not historically offered its customers proprietary products, such as mutual funds or other types of products created by other investment banks. Commissions are charged on agency transactions in listed securities and securities traded on the Nasdaq National Market ("Nasdaq"). In addition to retail commissions, RMI generates fee revenue from asset-based investment advisory services paid by retail clients in lieu of commissions or sales credits on each transaction. When RMI executes transactions as a principal, it charges markups or markdowns in lieu of commissions. See "--Principal Transactions--Market-Making and Other Transactions." During fiscal 1997, 1998 and 1999, revenues from RMI's employee-operated retail brokerage activities, excluding interest earned on retail brokerage customer balances, constituted approximately 42.1%, 38.6% and 36.1%, respectively, of the Company's total revenues.

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

     The Company conducts its retail brokerage operations through eight offices in Washington and Oregon. Most of the Company's retail clients are located in the Pacific Northwest. The following table sets forth as of September 24, 1999, the location of the Company's retail offices, the fiscal year each office opened and the number of retail brokers in each office:


                                                     Fiscal Year    Number Of
      Location Of Retail Office                    Office Opened  Retail Brokers
      -------------------------                    -------------  --------------
    Seattle, Washington........................        1982             35
    Bellevue, Washington.......................        1990             13
    Portland, Oregon                                   1991             13
    Tacoma, Washington.........................        1991              4
    Walla Walla, Washington....................        1991              6
    Bend, Oregon...............................        1995              5
    Eugene, Oregon.............................        1996              4
    Everett, Washington........................        1999              2

     RMI has contractual arrangements with 11 independent contractors that operate offices located in Fairbanks, Alaska, and Mt. Vernon, Anacortes and Mill Creek, Washington using the Ragen MacKenzie name. These offices were established in the late 1980s, prior to the expansion of the Company's retail operations through Company-owned offices. In March 1999, the Company acquired RMIS whose primary business is retail securities brokerage, which it currently conducts through its Seattle headquarters and 21 offices operated by 40 independent contractors. The Company provides research, management, compliance and clearing services for these offices in return for a portion of gross retail revenues. These offices, in turn, are responsible for their own operating expenses. All of the brokers in the offices operated by independent contractors are registered as associated persons of either RMI or RMIS, who are responsible for supervising their securities activities. During fiscal 1999, revenues from the Company's retail brokerage activities operated by independent contractors, excluding interest earned on retail brokerage customer balances, constituted approximately 4.5% of the Company's total revenues.

   Institutional Brokerage

     The Company's institutional brokerage strategy is to leverage the research department's coverage of companies headquartered in the Pacific Northwest to provide value-added, niche-oriented brokerage service to a variety of institutional customers throughout the United States. The Company provides institutional customers with research, trading and sales services in Nasdaq and exchange-listed equity securities, and distributes equity securities in connection with offerings underwritten by RMI. The Company's institutional customers include banks, retirement funds, mutual funds, investment advisors and insurance companies. The Company provides services to a nationwide institutional client base, as well as several institutional customers located in Europe. The Company currently has six institutional brokers. The Company employs a NYSE floor broker and two listed equity traders who work with other broker-dealers, institutions and the Company's floor broker to facilitate institutional trades and retail customer block trades. The Company generally seeks to hire professionals with relevant experience and develop them into successful institutional brokers rather than relying on institutional brokers trained by other firms. During fiscal 1999, revenues from RMI's institutional brokerage activities constituted approximately 6.2% of the Company's total revenues.

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

     Revenues from principal transactions depend on the general trend of prices and the level of activity in the securities market, employee skill in market-making activities and inventory size. Trading activities carried out as a principal require a commitment of capital, and create an opportunity for profit and risk of loss due to market fluctuations. As of September 24, 1999, the Company made markets in the common stock or equity securities of approximately 85 companies that were traded on Nasdaq, and approximately 14 companies that were traded otherwise in the OTC market. The Company's market-making activities are concentrated in Pacific Northwest stocks that are followed by Ragen MacKenzie's research department. See "--Additional Factors That May Affect Future Results--General Risks of the Securities Industry."

   Proprietary Trading

     Ragen MacKenzie maintains a dealer-to-dealer zero coupon trading desk that makes markets and maintains inventory in odd-lot U.S. government and agency zero coupon bonds and related securities. The Company also has a trading desk that trades collateralized mortgage obligations ("CMOs") with other broker-dealers or banks. Rather than trading a wide variety of securities in direct competition with Wall Street firms, the Company has developed a niche strategy in the proprietary trading of fixed-income securities traded by these two desks. In its trading activities, Ragen MacKenzie generally acts as a wholesaler, buying round-lot and odd-lot positions, selling odd-lot positions, and acting as a market-maker in odd-lot positions. The majority of the Company's counterparties in these transactions are other broker-dealers or banks. The Company's proprietary trading operations seek to generate profits based on trading spreads, rather than through the facilitation of sales to customers or speculation on the direction of the market. During fiscal 1999, revenues from RMI's proprietary trading activities constituted approximately 11.6% of the Company's total revenues, excluding interest income on the related securities inventory.

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


Correspondent Brokerage Services

     RMI provides clearing services on a fully disclosed basis to 19 non-affiliated (excludes RMIS) correspondent firms principally located in the Pacific Northwest. In a fully disclosed clearing transaction, the identity of the correspondent's client is known to RMI, and RMI performs a variety of services for the correspondent, including integrated trade execution, clearing, maintaining custody of certain assets of the correspondent's clients, mailing confirmation and monthly statements and other customized services. Correspondents also receive information and recommendations provided by Ragen MacKenzie's research department, including the Recommended List. Although revenues from correspondent brokerage services comprise a relatively small percentage of total revenues from year to year, a substantial portion of the expenses associated with correspondent brokerage services are fixed, and therefore changes in revenues associated with these services may have a disproportionate effect on net income. During fiscal 1999, revenues from RMI's correspondent brokerage services, excluding interest earned on customer account balances, constituted approximately 2.8% of the Company's total revenues. The Company believes that its competitive strengths in this business are its ability to perform the physical trade execution and clearing functions that are typical in such relationships, and its provision of its market-making capabilities and proprietary research products to its correspondent clients.

Investment Banking And Underwriting

     The Company's investment banking strategy is directed at building a balanced mix of corporate security underwriting, private financings and financial advisory services with a geographical focus on the Pacific Northwest. During fiscal 1999, investment banking services constituted an insignificant percentage of the Company's total revenues.


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

     RMI is a member of the Securities Investor Protection Corporation ("SIPC"), which protects customer accounts held by RMI of up to $500,000 each (limited to $100,000 for claims for cash) in the event of the Company's liquidation. Additionally, RMI maintains insurance coverage in order to insure customer accounts up to $24.5 million in excess of SIPC coverage per customer. There is no SIPC coverage for the accounts of officers, directors or beneficial owners of 5% or more of any class of equity security of the Company.

   Security Repurchase Activities

     Repurchase agreements are used to finance the Company's securities inventory, while reverse repurchase agreements are used to invest monies for the exclusive benefit of customers and to cover short positions in the Company's trading of debt securities. The Company is at risk to the extent that it does not properly match the contracts, or its counterparties are unable to meet their obligations, especially during periods of rapidly changing interest rates and fluctuations in market conditions. The Company generally takes physical possession or control of securities purchased under agreements to resell, which agreements provide the Company with the right to maintain the relationship between the market value of the collateral and the securities sold under repurchase agreements as a means of financing portions of its trading inventories and facilitating hedging transactions. See "Item 7A. Quantitative And Qualitative Disclosures About Market Risk."

Research

     The Company uses its proprietary equity research products to support a large portion of its business. Ragen MacKenzie's research department, which currently consists of 11 professional research analysts, embraces a value-oriented, contrarian approach to investing. This approach is based on an analysis of economic fundamentals, using among other tools price-to-earnings multiples and price-to-book value comparisons relative to historic valuations and the research department's own earnings forecasts. The Company relies primarily on proprietary research products, rather than on research products purchased from independent research organizations. The Company's research analysts generally provide coverage for companies in more than one industry, but apply similar criteria to each company they follow. The Company believes that the services provided by the research department have a significant impact on virtually all of Ragen MacKenzie's revenue-generating activities, including retail and institutional brokerage, market-making and investment banking.


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


   Pacific Northwest Regional Equity Research

     The Company believes that a significant portion of its institutional equity brokerage business is attributable to its Pacific Northwest regional equity research. Ragen MacKenzie analysts closely track approximately 90 publicly traded companies headquartered in the Pacific Northwest and work to provide investors with up-to-date, value-added analysis and advice. The Company believes that its proximity to and niche focus on Pacific Northwest companies in many cases provides it with a competitive advantage over broker-dealers headquartered outside the region. The Company makes its analysts' reports on Pacific Northwest companies publicly available. The Company's analysts work closely with sales and trading professionals to provide its institutional investor customers with current company and industry analysis.

     In addition to publishing its written research, Ragen MacKenzie hosts frequent research forums where Pacific Northwest companies make presentations, and in 1999 hosted its 18th Annual Pacific Northwest Conference. These annual conferences highlight selected publicly traded companies in the region, and have been held in Seattle, Washington and Portland, Oregon.


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

     In the United States, the SEC is the federal agency primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other United States institutions. The Company's two operating subsidiaries (RMI and RMIS) are each registered as a broker-dealer with the SEC. Additionally, RMI is registered as an investment adviser with the SEC. Certain aspects of broker-dealer regulation has been delegated to securities-industry SROs, principally the National Association of Securities Dealers, Inc. (the "NASD") and the NYSE. The NYSE has been designated by the SEC as RMI's primary regulator. The NASD has been designated by the SEC as RMIS's primary regulator. These SROs adopt rules (subject to SEC approval) that govern the industry, and, along with the SEC, conduct periodic examinations of the Company's broker-dealer operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. RMI is registered as a broker-dealer in all states and the District of Columbia. RMIS is registered as a broker-dealer in 23 states.

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

     As registered broker-dealers, the Company's two operating subsidiaries are each required to establish and maintain a system to supervise the activities of its retail brokers, including its independent contractor offices, and other securities professionals. The supervisory system must be reasonably designed to achieve compliance with applicable securities laws and regulations, as well as SRO rules. The SROs have established minimum requirements for such supervisory systems; however, each broker-dealer must establish procedures that are appropriate for the nature of its business operations. Failure to establish and maintain an adequate supervisory system may result in sanctions imposed by the SEC or an SRO that could limit the Company's ability to conduct its securities business. Moreover, under federal law, and certain state securities laws, RMI and RMIS may be held liable for damages resulting from the unauthorized conduct of its account executives to the extent that they have failed to establish and maintain an appropriate supervisory system.


Net Capital Requirements


Every U.S. registered broker-dealer doing business with the public is subject to Rule 15c3-1 (the "Net Capital Rule") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which has also been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. RMGI is not a registered broker-dealer and is therefore not subject to the Net Capital Rule; however, RMI and RMIS are registered broker-dealers and, therefore, are subject to the Net Capital Rule.

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

     RMI has elected to compute net capital under the alternative method of calculation permitted by the Net Capital Rule. Under this alternative method, RMI is required to maintain minimum net capital, as defined in the Net Capital Rule, equal to the greater of $1,000,000 or 2% of the amount of "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule 15c3-3 under the Exchange Act). Generally, aggregate debit items are assets that have as their source customer transactions, and consist primarily of margin loans. RMIS follows the primary (aggregate indebtedness) method under the Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and other regulatory bodies, and ultimately may require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer. For example, the Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and payments in respect of subordinated indebtedness principal if thereafter net capital would be less than 5% of aggregate debit items. In addition to limitations outlined in the Net Capital Rule, RMI is also subject to rules promulgated by the NYSE. Under NYSE Rule 326, a member firm is required to reduce its business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital in the following six months) is less than $312,500 or 4% of aggregate debit items. NYSE Rule 326 also prohibits the expansion of business if net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital in the following six months) is less than $375,000 or 5% of aggregate debit items for 15 consecutive days.

     The SEC's capital rules also (i) require that broker-dealers notify it and the broker-dealer's primary regulator, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if such withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer's excess net capital, (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related-party loans if after such distribution or loan the broker-dealer has net capital of less than $300,000 or 5% of aggregate debit items and certain other circumstances, and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities.

     Compliance with the Net Capital Rule could limit those operations of the Company's broker-dealer subsidiaries that require the intensive use of capital, such as RMI's underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital, which, in turn, could limit the Company's ability to pay dividends.

     RMI and RMIS have been in compliance at all times with all aspects of the Net Capital Rule. As of September 24, 1999, RMI was required to maintain minimum net capital, in accordance with SEC rules, of approximately $3.5 million and had total net capital (as so computed) of approximately $100.8 million, or approximately $97.3 million in excess of 2% of aggregate debit items and $92.0 million in excess of 5% of aggregate debit items. At September 24, 1999, RMIS had net capital of $447,000, which was $347,000 in excess of its required net capital of $100,000, and had a ratio of aggregate indebtedness to net capital of
2.3 to 1.


Employees

     As of September 24, 1999, the Company had approximately 334 full-time and part-time employees, of whom 83 were retail brokers. None of the Company's employees is covered by a collective bargaining arrangement. The Company believes that its relations with its employees are good.

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

     The Company depends on a number of key employees, including Lesa A. Sroufe, Chief Executive Officer, Robert J. Mortell, Jr., Vice Chairman and Chief Operating Officer, James P. Kerr, President, Mark A. McClure, Executive Vice President, and V. Lawrence Bensussen, Chief Financial Officer. Although several of these employees, together with a number of other significant employees, have entered into limited noncompetition and nonsolicitation agreements, the majority of the Company's employees are not subject to noncompetition or nonsolicitation agreements that would prevent them from leaving and competing with the Company and soliciting clients of the Company.

   Failure to Complete the Merger with Wells Fargo

     If the merger with Wells Fargo is not completed, the Company will face several risks. The price of the Company's common stock will likely decline significantly. Under certain circumstances, the option on 19.8% of the Company's outstanding common stock that was granted to Wells Fargo upon signing the Merger Agreement would become exercisable, and Wells Fargo may require the Company to repurchase the option for $7,500,000. This option may discourage persons who might be interested in acquiring the Company from proposing an acquisition. The exercise or repurchase of the option will likely prohibit another acquiror from accounting for an acquisition of the Company using the "pooling of interests" accounting method for two years. The Company may have difficulty attracting and retaining key personnel. The Company must pay its costs related to the merger, such as legal, accounting and financial advisory fees, even if the merger is not completed.

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


   Regional Concentration

     Most of the Company's customers, in particular in the retail brokerage and correspondent businesses, are located in the Pacific Northwest. In addition, the Company's research covers approximately 90 Northwest companies, many of which are in the software, high-technology, biotechnology, retail, aerospace or natural resources industries. Any significant business disruption or economic downturn that particularly affects clients or companies in the Pacific Northwest or the health of the industries concentrated in that region could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

   Risk Relating to Correspondent Brokerage Services

     RMI acts as a clearing broker for 19 non-affiliated correspondent firms. These correspondents, also known as "introducing brokers," are licensed broker-dealers which operate sales offices and depend on RMI for back-office operations, including the execution and clearance of all trades. RMI does not supervise the sales practices of introducing brokers. RMI's clearing agreement with its correspondents requires the introducing brokers to indemnify and hold RMI harmless against any claims that may result from the sales practices of the introducing brokers. However, there can be no assurance that the Company will be adequately protected by virtue of such indemnity obligations against damages that may result from misconduct by introducing brokers.

     In addition, all accounts introduced by correspondents are carried on the books of RMI. RMI is responsible to such customers for any errors it may commit in executing trades on their behalf. Errors in performing clearing functions or reporting could lead to civil penalties imposed by the SEC, NASD, NYSE and other regulatory bodies. Errors in the clearing process also may lead to civil liability for actions in negligence brought by parties who are financially harmed as a result of clerical errors related to the handling of customer funds and securities. There can be no assurance that any of such errors will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. Any extensions of credit to such customers are the responsibility of RMI and expose the Company to risk of loss. See "--Risks of Extension of Credit." The term "customers," as used in this Annual Report on Form 10-K, refers to clients of the Company, or to clients of correspondents, depending on the context.

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

     The Company's two broker-dealer subsidiaries (RMI and RMIS) are subject to periodic examination by the SEC, SROs and various state authorities. The sales practice operations, record-keeping, supervisory procedures and financial position of the Company's subsidiaries may be reviewed during such examinations to determine if they comply with the rules and regulations designed to protect customers and protect the solvency of broker-dealers. Examinations may result in the issuance of a letter to a subsidiary noting perceived deficiencies and requesting the broker-dealer to take corrective action. Deficiencies could lead to further investigation and the possible institution of administrative proceedings, which may result in the issuance of an order imposing sanctions upon the subsidiary and/or its personnel.

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

   Litigation and Potential Securities Law Liability

     Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as the Company's subsidiaries are subject to claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty.

The Company's subsidiaries may be liable for the unauthorized acts of its retail brokers and independent contractors if it fails to adequately supervise their conduct. As an underwriter, the Company may be subject to substantial potential liability under federal and state law and court decisions, including liability for material misstatements and omissions in prospectuses or otherwise with respect to securities offerings. The Company may be required to contribute to a settlement, defense costs or a final judgment in certain legal proceedings or arbitrations involving past underwriting and in actions that may arise in the future. As is common in the securities industry, the Company does not carry insurance that would cover any such payments. From time to time, in connection with its hiring of retail brokers, the Company is subject to litigation by a broker's former employer. In addition, the charter documents of RMGI and its subsidiaries provide for indemnification of the Company's officers and directors. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, results of operations or cash flows. See "Item 3.--Legal Proceedings."

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

   Year 2000 Compliance

     Failures and interruptions of the Company's computer systems or systems used by third parties on whom the Company depends may result from the inability of certain systems (including those of the Company and, in particular, those of third-party vendors or service providers to the Company) to recognize and process date information beginning in the Year 2000. The Company has undertaken a project to identify and take appropriate actions with respect to systems that are non-Year 2000 compliant, but there can be no assurance that any Year 2000 problems relating to the Company's systems or those of third-parties have been resolved or that the remaining costs expected to be incurred by the Company in addressing the issue will not exceed its current expectations.

     Nearly every aspect of the Company's business depends on the accurate processing of date-related information. As a result, failure by the Company or one or more of the third-parties with which the Company has a relationship to successfully remediate systems for Year 2000 issues poses the risk of material disruption to operations and material financial loss. A failure on the part of the Company to identify and implement solutions to all aspects of the Year 2000 problem could result in systems failures or outages, inaccuracies in processing trades or other transactions affecting customer or proprietary accounts, an inability to reconcile to and settle with counterparties and other business disruptions. In addition, third parties with which the Company has a relationship could fail in some element of their Year 2000 efforts. The Company's operations are highly dependent on the services of the securities exchanges, depositories, its core brokerage software provider, certain banking relationships, electric utilities and telecommunications networks. A failure by one of these institutions to become Year 2000 compliant could disrupt the operations of the Company as well as the securities industry as a whole. The scope of the Company's relationship with individual customers, broker-dealer counterparties and vendors varies widely, as does the resulting risk should any one of them fail to achieve Year 2000 compliance. The Company has ongoing communications with important third-parties with which it has relationships, including its core brokerage software provider, regarding third party Year 2000 risks. The likelihood of such third parties achieving Year 2000 compliance cannot be adequately gauged at this time.

     The Company has completed the process of developing contingency plans to be executed should a Year 2000 failure affect the Company's operations or those of a significant third party. There can be no assurance that the identified alternative arrangements include every material risk or contingency, or that these contingency plans will be effective. The Company has not sought or obtained insurance coverage for possible losses or damages as a result of Year 2000 problems. See "Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Year 2000 Compliance."

   Constraints Imposed by Net Capital Requirements

     The SEC, the NYSE, and various other securities exchanges and other regulatory bodies in the United States have rules with respect to net capital requirements that affect the Company's broker-dealer subsidiaries. These Net Capital Rules are designed to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and their business activities. These Net Capital Rules have the effect of requiring that a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, and ultimately may require its liquidation. Compliance by the Company's broker-dealer subsidiaries with such Net Capital Rules could limit those operations of the Company's broker-dealer subsidiaries that require the intensive use of capital, such as underwriting or trading activities. A significant operating loss or any unusually large charge against net capital could curtail the Company's ability to expand or even continue its existing level of business. The Net Capital Rules could also restrict the ability of the Company to withdraw capital, even in circumstances where the Company's subsidiaries have more than the minimum amount of required capital, which, in turn, could limit the ability of the Company to pay dividends, implement its strategies, pay interest on and repay the principal of its debt and redeem or repurchase shares of outstanding capital stock. In addition, a change in such Net Capital Rules or the imposition of new rules affecting the scope, coverage, calculation or amount of such net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

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

   Control by Directors, Executive Officers and Employees

     As of December 8, 1999, the Company's directors and executive officers, in the aggregate, beneficially owned approximately 14.7% of the outstanding shares of the Company's Common Stock and the employees, in the aggregate, beneficially owned in excess of 50% of such Common Stock. As a result, the Company's directors, executive officers and employees, acting together, would be able to significantly influence or control many matters requiring approval by the shareholders of the Company, including, without limitation, the election of directors and approval of significant corporate transactions, and will have power to prevent shareholder action or approvals requiring a majority vote.

   Risks to Company of Regulated Subsidiaries

     Substantially all of the Company's revenues are generated by its broker-dealer subsidiaries. RMGI relies exclusively on distributions from its subsidiaries for funds to pay dividends, implement its strategies and redeem or repurchase shares of outstanding capital stock. RMGI's ability to receive distributions from its subsidiaries may be limited by the Net Capital Rules, restrictions that may be imposed by any borrowing arrangements, or by the earnings, financial condition and cash requirements of its subsidiaries. Additionally, there can be no assurance that RMGI's subsidiaries will be able to obtain funds through financing activities. These factors may impose limitations on or prevent RMGI from paying dividends, implementing its strategies or repurchasing shares of its capital stock.


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

ITEM 2.  PROPERTIES:

     The Company presently leases all of its office space. The headquarters and administrative offices of the Company are located in approximately 37,652 square feet of space in Seattle, Washington, under a lease substantially expiring on February 28, 2002. The Company also leases space for the Seattle, Washington headquarters of RMIS and the retail branch offices of RMI located in Bellevue, Everett, Tacoma and Walla Walla, Washington, and Bend, Eugene and Portland, Oregon which expire between 2000 and 2006. Office space used by the Company's institutional business segment includes space used in the Seattle, Washington headquarters of the Company for institutional sales and investment banking personnel, as well as leased office space in Kirkland, Washington for its proprietary trading operations.

ITEM 3.  LEGAL PROCEEDINGS:

     Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as the Company's subsidiaries are subject to claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty.

The Company's subsidiaries may be liable for the unauthorized acts of its retail brokers and independent contractors if it fails to adequately supervise their conduct. As an underwriter, the Company may be subject to substantial potential liability under federal and state law and court decisions, including liability for material misstatements and omissions in prospectuses or otherwise with respect to securities offerings. The Company may be required to contribute to a settlement, defense costs or a final judgment in certain legal proceedings or arbitrations involving past underwriting and in actions that may arise in the future. As is common in the securities industry, the Company does not carry insurance that would cover any such payments. In addition, the charter documents of RMGI and its subsidiaries provide for indemnification of the Company's officers and directors. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 24, 1999.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

     The Company's Common Stock is listed on the NYSE and traded under the symbol "RMG." The following table sets forth the high and low reported sales prices per share of the Company's Common Stock for the fiscal periods indicated, as listed in the NYSE composite transactions reporting system. The Company's Common Stock began trading on June 23, 1998, and the Company's initial public offering of its Common Stock (the "IPO") was completed on June 26, 1998, which was the end of the third fiscal quarter. Therefore, the information presented below for the third fiscal quarter of 1998 covers only that period, and no data is presented before that date.

                                                             High       Low
                                                             ----       ---
     Fiscal 1998
     Third Quarter (6/23/98-6/26/98)....................    $15 3/8   $14
     Fourth Quarter (6/27/98-9/25/98)...................     15 1/2     9 13/16

     Fiscal 1999
     First Quarter (9/26/98-12/31/98)...................    $13       $ 8 13/16
     Second Quarter (1/1/99-3/26/99)....................     12 3/4    10 11/16
     Third Quarter (3/27/99-6/25/99)....................     12 3/4     9 3/4
     Fourth Quarter (6/26/99-9/24/99)...................     18 7/16   11

     According to records of the Company's transfer agent, the Company had approximately 72 shareholders of record as of December 8, 1999. Based on information obtained from various brokers and institutions, the Company estimates that its Common Stock is held in street name by approximately 2,500 beneficial owners.

     The Company has not previously paid dividends and has no present intention to pay dividends in the future. The timing and amount of future cash dividends, if any, will be determined by the Board of Directors of the Company and will depend on, among other factors, the Company's earnings, financial condition and cash requirements at the time such payment is considered and availability of funds from the Company's subsidiaries, which may be subject to restrictions under the Net Capital Rules of the SEC and the NYSE. (See Note 10 of the Company's Notes to Consolidated Financial Statements and "Item 1. Business--Net Capital Requirements.")

ITEM 6.   SELECTED FINANCIAL DATA:

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.

                                                                Fiscal Year Ended
                                                  ---------------------------------------------------
                                                  Sept. 24,  Sept. 25,  Sept. 26, Sept. 27, Sept. 29,
                                                     1999       1998      1997       1996      1995
                                                  ---------  ---------  --------- --------- ---------
                                                        (in thousands, except per share data)
Statements of Income Data:
Principal transactions, net...................    $ 28,789     $24,239    $23,566    $23,526   $21,683
Commissions...................................      34,015      32,672     30,758     28,516    19,553
Other.........................................       6,355       6,024      4,078      3,569     2,524
                                                  --------     -------    -------    -------   -------
   Total operating revenues...................      69,159      62,935     58,402     55,611    43,760
Interest Income...............................      35,279      36,434     30,179     24,210    18,641
                                                  --------     -------    -------    -------   -------
   Total revenues.............................     104,438      99,369     88,581     79,821    62,401
Interest expense..............................      20,072      23,334     19,694     16,230    13,052
                                                  --------     -------    -------    -------   -------
   Net revenues...............................      84,366      76,035     68,887     63,591    49,349
                                                  --------     -------    -------    -------   -------
Noninterest expenses:
  Compensation and benefits(1)(2).............      41,345      37,802     35,176     33,924    25,925
  Occupancy and equipment.....................       6,148       4,916      4,714      3,938     3,949
  Communications..............................       3,955       3,572      3,276      2,776     2,588
  Clearing and exchange fees..................       2,866       2,650      2,338      2,344     2,282
  Compensation charges related to IPO(1)(2)...          -        3,480         -          -         -
  Key person death benefits plan(3)...........          -           -      (5,000)        -      2,450
  Other.......................................       5,961       3,917      3,534      3,854     2,381
                                                  --------     -------    -------    -------   -------
   Total noninterest expenses.................      60,275      56,337     44,038     46,836    39,575
                                                  --------     -------    -------    -------   -------
Income before taxes on income.................      24,091      19,698     24,849     16,755     9,774
Taxes on income...............................       8,149       7,824      9,460      6,254     3,672
                                                  --------     -------    -------    -------   -------
Net income....................................    $ 15,942     $11,874    $15,389    $10,501   $ 6,102
                                                  ========     =======    =======    =======   =======
Basic earnings per share(4)...................    $   1.22     $  1.05    $  1.54    $  1.10   $  0.73
Diluted earnings per share(4).................        1.20        1.01       1.44       1.04      0.68

                                                              As of and for the Fiscal Year Ended
                                                      ----------------------------------------------------
                                                      Sept. 24,    Sept. 25, Sept. 26, Sept. 27, Sept. 29,
                                                         1999         1998      1997      1996      1995
                                                      ---------    --------- --------- --------- ---------
Operating Data:
Pre-tax income as a percentage of net
 revenues.....................................             28.6%       25.9%     36.1%     26.3%     19.8%
Annual return on average equity...............             13.9%       13.3%     25.1%     23.3%     18.5%
Assets in retail brokerage accounts (in
  millions)(5)................................         $ 11,165    $  9,257  $  8,806  $  5,862  $  4,629
Number of employees (5).......................              334         295       271       245       232
Number of retail brokers (5)..................               83          79        74        65        65

Balance Sheets Data (in thousands)(5):
Total assets..................................         $648,534    $781,849  $665,877  $483,968  $436,068
Shareholders' equity..........................          120,646     108,939    70,248    52,523    37,776

--------------
(1) Compensation and benefits includes a nondeductible expense recorded for the appreciation in book value between the option grant date and the option exercise date for the stock options granted under the Company's stock option plans of $1,150,000, $2,223,000, $3,125,000, $955,000 and $1,471,000
     during fiscal years 1998 through 1994, respectively. Upon consummation of the IPO, the Company recorded nondeductible stock option expense of $1,782,000 as a component of compensation charges related to the IPO for the conversion of the existing variable-award, book-value-based stock option plans to fixed-award, fair-value-based plans. Accordingly, changes in the market value of the Company's Common Stock after the consummation of the IPO generally do not result in charges to compensation expense. See
     Note 12 of the Company's Notes to Consolidated Financial Statements.

(2) Compensation and benefits includes an expense recorded for the appreciation in book value between the grant date and the exercise date for stock appreciation rights ("Repurchase SARs") granted under the Ragen MacKenzie Incorporated 1997 Share Repurchase Plan (the "Share Repurchase Plan") of $135,000 and $66,000 during fiscal 1998 period prior to the IPO and fiscal 1997, respectively. Upon consummation of the IPO, the Company recorded compensation expense of $1,698,000 as a component of nonrecurring compensation charges related to IPO for the difference between the market value of the Common Stock, based on the initial public offering price, and the book value of the Common Stock immediately preceding the IPO, for all book-value-based Repurchase SARs outstanding on the date of consummation of the IPO. The Share Repurchase Plan was terminated upon consummation of the IPO. No expenses were incurred during any other periods since no Repurchase SARs under the Share Repurchase Plan were outstanding during such periods. See Note 12 of the Company's Notes to Consolidated Financial Statements.

(3) Reflects amounts recorded for benefits under the Key Person Death Benefits Plan (the "Death Benefits Plan"). The Death Benefits Plan provided for certain payments to the estates of certain key employee-shareholders upon their deaths. The Death Benefits Plan was unfunded, but the Company had accrued amounts totaling $5,000,000 through the end of fiscal 1996 that were deemed necessary to pay plan benefits. In February 1997, the Board of Directors of RMI approved the termination of the Death Benefits Plan and the Company recorded a nonrecurring benefit of $5,000,000, which reflects the reversal of the amount previously accrued for plan benefits. The Company had no outstanding obligations or any future obligations under the Death Benefits Plan at termination date. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Death Benefits Plan."

(4) Basic earnings per share ("Basic EPS") is calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share ("Diluted EPS") also includes the dilutive effect of the issuance of stock options. For the purpose of calculating the dilutive effect of stock options in Diluted EPS for periods prior to the Company's IPO, the Company utilizes the per-share book value at the end of each corresponding period, as the Company's share repurchase plan required selling shareholders to offer their shares to the Company for redemption at book value as calculated in accordance with the terms of the share repurchase plan.

(5)  Shown as of end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and the related Notes included elsewhere herein. In addition to historical information, this Form 10-K contains and may incorporate by reference statements which may constitute forward-looking statements that involve risks and uncertainties. The words "believe", "expect", "intend", "anticipate", variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among other things, the general risks of the securities industry, risks of reduced revenue during periods of lower stock prices or reduced trading volume; dependence on, and ability to retain and recruit, key personnel; failure to complete the merger with Wells Fargo; dependence on proprietary research; significant fluctuations in quarterly results; regional concentration; competition; management of growth of new and existing businesses; the risks relating to proprietary trading and correspondent brokerage services; risks of extension of credit; risks relating to regulation; risks relating to litigation and potential securities law liability; risks relating to Year 2000 compliance; and market, credit and liquidity risks associated with market-making, principal trading and underwriting activities, as well as other risks and uncertainties set forth in "Item 1. Business--Additional Factors That May Affect Future Results." Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

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

     Relatively low interest rates and an improving economic environment contributed to a significant increase in activity in the equity markets in the United States during the last three years. The Company's financial results have been and may continue to be subject to fluctuations due to the factors described above, or other factors. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

   Recent Developments

On September 28, 1999, RMGI entered into a Merger Agreement with Wells Fargo and Romero Acquisition Corp., a wholly owned subsidiary of Wells Fargo. Under the terms of the Merger Agreement, Romero Acquisition Corp. will merge with RMGI and RMGI will become a wholly owned subsidiary of Wells Fargo. In the acquisition, Wells Fargo will issue $18.75 worth of its common stock in exchange for each outstanding share of the Company's Common Stock, subject to adjustment if the average price of Wells Fargo's common stock is below $36 or above $42 per common share over a period of time as specified in the Merger Agreement.

As a condition to Wells Fargo entering into the Merger Agreement, RMGI and Wells Fargo entered into a Stock Option Agreement (the Option Agreement), pursuant to which RMGI granted to Wells Fargo an irrevocable option to purchase up to 2,570,093 authorized and unissued shares of the Company's Common Stock at a price of $15.50 per share, exercisable upon the occurrence of certain events related to the termination of the Merger Agreement. Under certain circumstances, RMGI may be required to purchase the option or the shares acquired pursuant to the exercise of the option.

The Merger Agreement has been approved by the boards of directors of both companies and the business combination is expected to close during the first calendar quarter of 2000, subject to approval by the Company's shareholders, required regulatory approvals and other conditions to closing. Additional information regarding the proposed merger can be found in the Company's Current Report on Form 8-K filed with the SEC on September 30, 1999.

   Acquisitions

On March 30, 1999, RMGI completed an acquisition of all of the outstanding common stock of Columbia Pacific Securities, Inc., and subsequently renamed the subsidiary Ragen MacKenzie Investment Services, Inc. RMIS is a full service retail brokerage firm headquartered in Seattle, Washington with 40 independent contractor brokers, located in 21 branch offices California, Idaho, Montana, Oregon, Washington, and Wyoming. RMIS, which was previously a correspondent brokerage firm of RMI, continues to clear its brokerage business through RMI on a fully disclosed basis. The transaction was accounted for using the purchase method of accounting and, as such, the consolidated financial statements of the Company include the results of RMIS from the date of acquisition. The consideration paid for the acquisition, which totaled $1,445,000, included the issuance of 40,000 shares of the Company's Common Stock held in treasury and cash as specified in the purchase agreement. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $1,039,000 and is being amortized over 15 years using the straight-line method of amortization. While the Company does not expect this acquisition to significantly affect its consolidated earnings in the near term, the consolidated results for fiscal 1999 reflect higher revenues and expenses that are in part attributable to the results of operations from this new subsidiary. The Company believes the creation of RMIS will provide a platform on which it can grow its independent contractor business over the longer term.

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

   Earnings Charges in 1998 upon Consummation of the IPO

     In connection with certain events relating to the IPO and upon consummation of the IPO, the Company recorded nonrecurring charges to earnings, resulting in a charge to earnings of $3,480,000 ($2,886,000 net of tax benefit) in the third quarter of fiscal 1998 in which the IPO was completed. Upon consummation of the IPO, the Company's stock option plans, which had been variable-award, book-value-based plans, became fixed-award, fair-value-based plans. Accordingly, the Company was required to record compensation expense of $1,782,000 based on the difference between the book value of the Company's Common Stock immediately preceding the IPO and the fair market value of the Common Stock for all variable-award, book-value-based stock options outstanding on the date of consummation of the IPO. Upon consummation of the IPO, the Company also recorded compensation expense in the amount of $1,698,000 ($1,104,000 net of tax benefit), which reflected the increase in the value of the Repurchase SARs outstanding under the Share Repurchase Plan. The Share Repurchase Plan was terminated upon consummation of the IPO. See Note 12 of the Company's Notes to Consolidated Financial Statements.


   Components Of Revenues And Expenses

     Operating Revenues. The Company's revenues are derived primarily from principal transactions, commissions and interest income. Principal transactions revenues include net revenues from the trading of securities as a principal, including sales credits and trading profits or losses, and are primarily derived from the Company's activities as a market-maker on Nasdaq and facilitating sales to customers and other dealers. Additionally, the Company derives principal transactions revenues from trading debt securities, primarily as part of its wholesale trading activity and for the benefit of its retail customers. Principal transactions revenues are affected primarily by fluctuations in transaction volume as well as by changes in the market value of securities for which the Company acts as principal. Commissions revenues include revenues resulting from executing transactions in securities as an agent and selling concessions on underwriting transactions. Other revenues include primarily fees from investment advisory services and investment banking revenues (other than selling concessions).

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

     Noninterest Expenses. Compensation and benefits expenses include sales commissions, trading and incentive compensation, which are primarily variable and are based on revenue production, and salaries, payroll taxes, employee benefits and temporary employee costs, which are relatively fixed in nature, and stock option expense for periods prior to the IPO. Occupancy and equipment expenses include rent and utility charges paid for the Company's facilities, expenditures for facilities repairs and upgrades, and depreciation of computer, telecommunications and office equipment. Communications expenses include charges from third-party providers of telecommunications services, printing and mailing costs for customer communications and news and market data services. Clearing and exchange fees include the cost of securities clearance, floor brokerage and exchange fees. Other expenses include state and local taxes, professional fees and miscellaneous expenses.

   Results of Operations

     During fiscal 1999, net income totaled $15,942,000, or $1.20 per diluted share, on net revenues of $84,366,000, compared with fiscal 1998 net income of $11,874,000, or $1.01 per diluted share, on net revenues of $76,035,000. Net income for fiscal 1998 includes the effect of a nonrecurring after-tax charge of $2,886,000 that was recorded for stock options and stock appreciation rights that were outstanding at the time of the Company's June 1998 IPO.

     The following table sets forth for the periods indicated certain financial data stated as a percentage of net revenues:

                                                                              Fiscal Year Ended
                                                                -----------------------------------------------
                                                                Sept. 24,   Sept. 25,    Sept. 26,    Sept. 27,
                                                                  1999         1998         1997         1996
                                                                --------    ---------    ---------    ---------
     Statements of Income Data:
     Principal transactions, net............................      34.1%        31.9%        34.2%        37.0%
     Commissions............................................      40.3         43.0         44.7         44.8
     Other..................................................       7.5          7.9          5.9          5.6
                                                                 -----       ------       ------       ------
         Total operating revenues...........................      81.9         82.8         84.8         87.4
     Interest income........................................      41.9         47.9         43.8         38.1
                                                                 -----       ------       ------       ------
         Total revenues.....................................     123.8        130.7        128.6        125.5
     Interest expense.......................................      23.8         30.7         28.6         25.5
                                                                 -----       ------       ------       ------
         Net revenues.......................................     100.0        100.0        100.0        100.0
                                                                 -----       ------       ------       ------
     Noninterest expenses:
     Compensation and benefits(1)...........................      49.0         49.7         51.1         53.3
     Occupancy and equipment................................       7.3          6.5          6.8          6.2
     Communications.........................................       4.7          4.7          4.8          4.4
     Clearing and exchange fees.............................       3.4          3.5          3.4          3.7
     Compensation charges related to IPO(1).................         -          4.6            -            -
     Key person death benefits plan(2)......................         -            -         (7.3)           -
     Other..................................................       7.0          5.1          5.1          6.1
                                                                 -----       ------       ------       ------
         Total noninterest expenses.........................      71.4         74.1         63.9         73.7
                                                                 -----       ------       ------       ------
     Income before taxes on income..........................      28.6         25.9         36.1         26.3
     Taxes on income........................................       9.7         10.3         13.7          9.8
                                                                 -----       ------       ------       ------
     Net income............................................       18.9%        15.6%        22.4%        16.5%
                                                                 =====       ======       ======       ======

--------------
(1)  See footnotes 1 and 2 to the table set forth in "Selected Financial Data."
(2)  See footnote 3 to the table set forth in "Selected Financial Data."

   Comparison of Fiscal Years Ended September 24, 1999 and September 25, 1998

Net revenues increased by $8,331,000, or 11.0%, to $84,366,000 for fiscal 1999 as compared to fiscal 1998. The increase in net revenues was due primarily to increased revenue from the Company's proprietary trading of U.S. government and agency zero coupon bonds and higher net interest income earned on retail customer balances.

Revenues from principal transactions increased by $4,550,000, or 18.8%, to $28,789,000 for fiscal 1999 as compared to fiscal 1998. Revenues from trading debt securities increased by $2,947,000, or 20.5%, to $17,347,000, due primarily to significant revenue growth from trading in U.S. government and agency zero coupon bonds, resulting in part from opportunistic reconstitution of certain U.S. government and agency zero coupon bonds. Similar opportunities for growth in the trading of U.S. government and agency zero coupon bonds may not recur in future periods. Revenues from principal transactions in equity securities increased by $1,603,000, or 16.3%, to $11,442,000 for the fiscal 1999 as compared to fiscal 1998. The increase reflects a rise in sales credits due to higher retail trading activity.

Commissions revenues increased modestly to $34,015,000 for fiscal 1999 as compared to fiscal 1998. The increase was primarily due to the acquisition of RMIS and growth in the number of retail brokers during fiscal 1999. The increase in commissions from retail brokerage was partially offset by the January 1, 1999 change in status of Brooks G. Ragen and his son from employee brokers to correspondent brokers. As a result of this change, commission revenue generated by these two that was previously reported on a gross basis before compensation and other expenses is now reported on a net basis after payment has been made to their correspondent brokerage firm.

Other revenue increased by $331,000, or 5.5%, to $6,355,000 for fiscal 1999 compared to fiscal 1998, primarily due to an increase in investment banking activities, which was partially offset by a $290,000 gain recorded in the 1998 period for the Company's sale of its Pacific Stock Exchange membership.

Net interest income increased by $2,107,000, or 16.1%, to $15,207,000 for fiscal 1999 as compared to fiscal 1998. Interest income decreased modestly to $35,279,000 due to lower interest rates earned on customer credit and margin balances, which was partially offset by an increase in average customer margin and money-market balances. Interest expense decreased by $3,262,000, or 14.0%, to $20,072,000 due to lower interest rates paid on customer credit balances and the application of $18,634,000 net proceeds from the Company's June 1998 IPO to pay down current short-term borrowings, which was partially offset by an increase in average customer credit balances.

Noninterest expenses increased by $3,938,000, or 7.0%, to $60,275,000 for fiscal 1999 as compared to fiscal 1998. This increase primarily reflects increases in compensation and benefits, occupancy and equipment and other expenses, the comparative effect of which were mitigated by the nonrecurring nature of the $3,480,000 compensation charges related to the Company's June 1998 IPO.

Compensation and benefits expenses increased by $3,543,000, or 9.4%, to $41,345,000 for fiscal 1999 as compared to fiscal 1998. Commission and other sales compensation expenses increased by $1,213,000, or 6.9%, to $18,685,000 for fiscal 1999, as a result of the increase in commission revenues attributable to the third quarter 1999 acquisition of RMIS, partially offset by a decrease in guaranteed broker salary payments that the Company previously provided to recently hired brokers. Compensation and benefits expenses for fiscal 1998 includes $1,150,000 of stock option expense that was recorded under the Company's variable-award, book-value-based stock option plans. No expense was recorded in fiscal 1999 as the Company's stock option plans became fixed-award, fair-value-based plans upon consummation of the Company's June 1998 IPO. The remaining increase in compensation and benefits was primarily due to higher incentive bonus compensation paid to trading-related personnel generally resulting from increased trading revenue and an increase in employee compensation and benefits due to increased staffing to support the Company's retail brokerage business.

Occupancy and equipment expenses increased $1,232,000, or 25.1%, to $6,148,000, due to the Company's investment in technology and expansion of the retail sales force and supporting functions. Communications expenses increased by $383,000, or 10.7%, to $3,955,000 due to higher printing and mailing costs and fees for information data services. Clearing and exchange fees increased by $216,000, or 8.2%, to $2,866,000, due to higher trade-related costs. Other expenses increased by $2,044,000, or 52.2%, to $5,961,000, primarily due to higher professional fees relating to the sale of the Company to Wells Fargo and a general increase in the level of business activities. The comparison was further impacted by state and local tax refunds which were recorded as a reduction of other expenses in fiscal 1998 for overpayments in prior years.

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

The Company's effective income tax rate was 33.8% in fiscal 1999 and 39.7% in fiscal 1998. The Company's effective income tax rate was higher than the federal statutory rate in fiscal 1998 primarily due to nondeductible stock option plan expenses which had the effect of increasing the effective tax rate by 5.2 percentage points. As a result of the conversion of the variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans upon consummation of the Company's June 1998 IPO, the Company expects that its effective income tax rate in future periods will remain generally consistent with the rate in fiscal 1999.


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

     Noninterest expenses increased by $12,299,000, or 27.9%, to $56,337,000 for fiscal 1998 as compared to fiscal 1997. This increase consists primarily of increases in compensation and benefits expenses, a nonrecurring $5,000,000 benefit related to reversal of amounts previously accrued under the Death Benefits Plan in fiscal 1997 and a nonrecurring $3,480,000 compensation charge related to the IPO during fiscal 1998.

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

     The Company's effective income tax rate was 39.7% in fiscal 1998 and 38.1% in fiscal 1997. The Company's effective income tax rate was higher than the federal statutory rate primarily due to nondeductible stock option plan expenses which had the effect of increasing the effective tax rate by 5.2 percentage points and 3.1 percentage points in fiscal 1998 and 1997, respectively. As a result of the conversion of the variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans upon consummation of the IPO, the Company expects that its effective income tax rate will be lower in future periods.


   Liquidity and Capital Resources

     The Company has historically satisfied a large portion of its funding needs with its own capital resources, consisting largely of internally generated retained earnings and funds received upon exercise of employee stock options. A majority of the Company's assets are highly liquid and short term in nature. The Company's cash, cash equivalents and liquid assets, consisting of receivables from customers, brokers and dealers, securities purchased under agreements to resell, securities owned, securities borrowed and deposits with clearing organizations, represented in excess of 98% of the Company's assets as of September 24, 1999 and September 25, 1998. Substantially all of the Company's receivables are secured by customer securities or security transactions in the process of settlement.

     The majority of the Company's assets are financed through daily operations by securities sold under repurchase agreements, securities sold but not yet purchased, bank loans, securities loaned, and payables to customers, brokers and dealers. Short-term funding is generally obtained at rates relating to daily federal funds rates. Other borrowing costs are negotiated depending on prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing arrangements with two financial institutions, which funds are used primarily to finance U.S. government and agency zero coupon bond inventories. As of September 24, 1999, the Company had a security repurchase arrangement with $38,050,000 outstanding and a secured bank line of credit with no outstanding balance and available borrowing capacity of approximately $67,000,000. The ratio of assets to equity as of September 24, 1999 was approximately 5.4:1.

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

     On August 25, 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock over the following twelve months. Purchases of the Common Stock were to be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions using funds from operations or the Company's other existing financing sources. The repurchased shares were to be accounted for as treasury stock and may be used for the Company's employee stock option plans and other general corporate purposes. The Company repurchased 626,000 shares, at a total cost of $7,151,000, during fiscal 1999 and 50,600 shares, at a total cost of $511,000, during fiscal 1998. Subsequent to August 25, 1999, when the Board of Directors authorization for the Company's common stock repurchase program expired, no additional shares may be repurchased under this program.

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

To date, the Company believes it has completed the following phases within all areas of the project plan as they relate to its internal system: inventory, assessment, remediation, testing and contingency planning. The project areas that comprise the Company's internal systems include Computers and Technology and Facilities and Work Environments, as well as certain aspects of the remaining areas.

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

Business Partners and Information Data Feed project areas involve an extensive network of third-party relationships and external providers of products and services that include the major securities exchanges, self-regulatory organizations, industry clearing and depository institutions, other broker-dealers, and hardware and software technology providers. Where deemed necessary, the Company has inquired of these parties whether they are making the necessary efforts to correct their own Year 2000 problems and has received oral or written responses. The Company's assessment of these responses is complete. With regard to Information Data Feeds, the Company has completed its assessment, remediation and testing (where available) of its critical information data feeds and external interfaces.

The testing phase of the project plan began in December 1998 and is now complete. In this phase, the Company identified systems within each area of the overall project plan that it believed required testing. For each of these systems, the Company determined the nature and timing of the testing. An important element of the Company's internal testing plan for its core brokerage software system was participation in the securities industry-wide test. In this test, which was coordinated by the Securities Industry Association and occurred in March and April 1999, RMI and other participants were able to input transactions and send them to the appropriate markets for execution, confirmation and clearance under simulated Year 2000 conditions. The Company has been informed that the testing was a success.

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

The Company has developed written contingency plans to be executed should a Year 2000 failure affect the Company's operations or those of a significant third party. In developing its contingency plans, the Company has incorporated various Year 2000 issues into its existing disaster recovery plans. These plans include identification of various alternative procedures, where alternatives exist, that could be performed should a Year 2000 failure affect the Company's mission critical operations or those of a significant third party. Such alternatives generally rely upon manual procedures or work-around techniques that could be performed for existing systems on a temporary basis. Consideration was given to alternatives for mission critical third parties in the contingency plan, however, it is the Company's belief that alternatives currently do not exist for many of the functions provided by the exchanges and utilities used throughout the securities modification. Management continues to assess potential Year 2000 scenarios and will update the contingency plan as necessary. There can be no assurance that the identified alternative arrangements include every material risk or contingency, or that these contingency plans will be effective.

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

   Effects of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. Changes in such fair value are required to be recognized in earnings to the extent the derivative is not effective as a hedge. The Company is in the process of evaluating the impact of this new accounting standard and the impact on the Company's financial position is unknown at this time. The FASB subsequently issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which postpones initial application until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in fiscal 2001. Such adoption will be applied prospectively.


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

     At September 24, 1999, the Company had no outstanding financial futures commitments.


   Risk Management

     Exposure to risk and the management of risks on a day-to-day basis are critical to the Company's survival and financial success. The Company monitors its market, credit and correspondent risks on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which the Company is exposed. There can be no assurance, however, that the Company's risk management procedures and internal controls will prevent losses from occurring as a result of such risks.

     The Company's primary market risk arises from the fact that it owns a variety of investments that are subject to changes in value and could result in the Company's incurring material gains or losses. The Company also engages in proprietary trading and makes dealer markets in equity securities, municipal obligations, investment-grade corporate debt, U.S. government and agency securities and CMO securities. In doing this, the Company may be required to maintain certain amounts of inventories in order to facilitate customer order flow. The Company seeks to cover its exposure to market risk by limiting its net long or short positions, by selling or buying similar instruments and by utilizing various financial instruments such as financial futures.

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

     Management of risk relating to clearing activities for RMI's correspondent firms begins with a review by certain members of senior management of each prospective correspondent firm prior to commencing the relationship. This review includes an examination of the firm's employees, trading history and finances. Each new correspondent is required to maintain a security deposit. The amount required is based upon the volume and type of business to be done. The correspondent agreement requires each correspondent to submit to RMI copies of all financial information they are required to file with the SEC and the NASD Regulation monthly or quarterly, including Financial and Operational Combined Uniform Single Reports ("FOCUS Reports"). Correspondent FOCUS Reports and other financial statements are reviewed by management. Additionally, each correspondent's settlements are reviewed daily.


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

     The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short"), net positions and overall position limits as of September 24, 1999 and September 25, 1998:

September 25, 1999                           Long          Short           Net             Limit
------------------                       ------------  --------------  ------------ ---------------------
Fixed income securities:
  Corporate bonds, debentures, and
   notes................................ $  3,825,000  $     (10,000)  $ 3,815,000   Long  $  7,000,000
  U.S. Government and government
   agency obligations...................  116,262,000   (118,998,000)   (2,736,000)  Long   180,000,000(1)
  Collateralized mortgage obligations...    2,923,000       (114,000)    2,809,000   Long    30,000,000(2)
  State and municipal obligations.......    2,461,000                    2,461,000   Long     5,000,000
Equity securities:
  Corporate stocks......................      310,000       (133,000)      177,000   Long     2,500,000
                                                                                     Short    2,500,000

September 25, 1998                           Long          Short           Net             Limit
------------------                       ------------  --------------  ------------ ---------------------
Fixed income securities:
  Corporate bonds, debentures, and
   notes................................ $  2,212,000  $     (14,000)  $ 2,198,000   Long  $  7,000,000
  U.S. Government and government
   agency obligations...................  158,471,000   (163,764,000)   (5,293,000)  Long   180,000,000(1)
  Collateralized mortgage obligations...    4,001,000         (8,000)    3,993,000   Long    30,000,000(2)
  State and municipal obligations.......    4,112,000                    4,112,000   Long     5,000,000
Equity securities:
  Corporate stocks......................      614,000       (309,000)      305,000   Long     2,500,000
                                                                                     Short    2,500,000

--------------
(1)  $175,000,000 of total long position limit must be adequately hedged.
(2)  Unless approval is given, long inventory must be adequately hedged.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, financial statement schedule and supplementary financial information required by this item are listed in the index appearing on page 48 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

DIRECTORS

Biographical information regarding each of the members of the Company's Board of Directors is set forth below:

     Kirby L. Cramer, age 63, has served as a director of the Company since June 1998. Mr. Cramer is Chairman Emeritus of Hazleton Laboratories Corporation and a Trustee Emeritus and former President of the University of Virginia's Colgate Darden Graduate School of Business Administration's Board of Trustees. Mr. Cramer is also past Chairman of the Advisory Board of the School of Business Administration of the University of Washington and Chairman of the Major Gifts Committee of the University of Washington Foundation. He also serves on the boards of directors of Immunex Corporation, Huntington Life Sciences, PLC, DL Orthopedics, Inc., The Commerce Bank of Washington, Landec Corporation, Northwestern Trust Company and SonoSite, Inc. Mr. Cramer is a graduate of Northwestern University and the University of Washington and completed the Advanced Management Program at Harvard Business School. In addition, Mr. Cramer has an honorary Doctor of Law degree from James Madison University and is a Chartered Financial Analyst.

     Arthur W. Harrigan, Jr., age 55, has served as a director of the Company since June 1998. Mr. Harrigan was a partner of the law firm Lane Powell Moss & Miller from 1975 until 1985 and, since January 1986, has been a partner of the law firm Danielson Harrigan & Tollefson LLP. Mr. Harrigan holds a bachelor's degree from Harvard College and a law degree from Columbia Law School, and is a fellow of the American College of Trial Lawyers.

     James P. Kerr, age 47, has served as President and a director of the Company and RMI since January 1999. From 1982 until January 1999, Mr. Kerr was associated with Minneapolis-based Dain Rauscher Corp., a stock brokerage firm, in various management capacities, where most recently, since 1992, he served as Northwest Regional Director and was responsible for overseeing management of 15 offices totalling 200 investment executives.

     John L. MacKenzie, age 63, has served as a director of the Company since April 1998. He served as a director of RMI from November 1988, when he joined RMI, until March 1999, when he retired from RMI. Mr. MacKenzie served as President of RMI from November 1988 until November 1990. He holds a bachelor's degree in accounting from the University of Iowa.

     Peter B. Madoff, age 54, has served as a director of the Company since June 1998. Since 1965, Mr. Madoff has served as Senior Managing Director of Bernard
L. Madoff Investment Securities. Mr. Madoff serves on the boards of directors of the Cincinnati Stock Exchange and the National Securities Clearing Corporation and, from 1993 until 1994, served as the Vice Chairman of the Board of Directors of the National Association of Securities Dealers, Inc. He holds a bachelor's degree from Queens College and a law degree from Fordham Law School.

     Gregory B. Maffei, age 39, has served as a director of the Company since June 1998. Mr. Maffei has served as Senior Vice President, Finance & Administration and Chief Financial Officer of Microsoft Corporation ("Microsoft") since July 1997. He joined Microsoft in April 1993, where he served as Director of Business Development & Investments until April 1994, Treasurer from April 1994 to June 1996 and Vice President Corporate Development from July 1996 to July 1997. Mr. Maffei holds a bachelor's degree from Dartmouth College and a master's degree in business administration from Harvard Business School, where he was a Baker Scholar. Mr. Maffei also serves on the boards of directors of Cort Business Services Corporation, Starbucks Corporation and United Global Communications.

     Robert J. Mortell, Jr., age 54, has served as Vice Chairman since January 1999 and as Chief Operating Officer, Treasurer and a director of the Company since April 1998. Mr. Mortell served as the Company's President from April 1998 to January 1999. He has served as a director of RMI since RMI's incorporation in 1987, as its President from April 1996 to January 1999 and as Chief Operating Officer of RMI since April 1996. Mr. Mortell served as RMI's Co-Chief Operating Officer from 1990 to April 1996 and as Chief Financial Officer from 1987 until July 1996. Mr. Mortell holds a bachelor's degree in finance from Seattle University.

     Lesa A. Sroufe, age 42, has served as Chief Executive Officer and Chairman of the Board of the Company since April 1998. She has served as a director of RMI since joining RMI in November 1988. Since February 1998, Ms. Sroufe has served as RMI's Chief Executive Officer. Prior to such time, she served as RMI's Director of Research. Ms. Sroufe also served as Senior Vice President of RMI from November 1988 until November 1996 and as Executive Vice President from November 1996 until February 1998. Ms. Sroufe holds a bachelor's degree in business from the University of Washington and is a Chartered Financial Analyst.


OTHER EXECUTIVE OFFICERS

     The executive officers of the Company are elected by and serve at the discretion of the Board of Directors. Other than Ms. Sroufe and Mssrs. Kerr and Mortell, for whom information is provided above, the following sets forth information as to the other executive officers of the Company:

     Mark A. McClure, age 47, has served as Executive Vice President of the Company since April 1998. Mr. McClure served as a director of the Company from April 1998 to April 1999. He has served as the Executive Vice President and as a director of RMI since November 1996. Mr. McClure has been a retail account executive since joining RMI in June 1994, and has served as the Director of Retail Branches since June 1996. Mr. McClure served as Senior Vice President of RMI from June 1994 to November 1996. Mr. McClure was a Vice President and retail account executive with Kidder, Peabody and Co., a stock brokerage firm, from 1976 to 1994, and served as an Assistant Manager from January 1987 to June 1994. Mr. McClure holds a bachelor's degree in business from Washington State University.

     V. Lawrence Bensussen, age 41, became Senior Vice President, Chief Financial Officer and Secretary of the Company in April 1998. He has served as Chief Financial Officer of RMI since July 1996 and as a director of RMI since November 1996. Mr. Bensussen joined RMI as assistant controller in 1986, becoming Vice President and Controller in 1987 and Senior Vice President in 1990. From 1984 to 1986, he was an accountant at Laventhol & Horwarth CPAs. Mr. Bensussen holds a bachelor's degree in accounting from the University of Washington and is a Certified Public Accountant.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     In 1998 John L. MacKenzie, Director, failed to report a purchase of shares in two accounts for which he is the custodian, but subsequently reported the purchases in a filing on Form 5 in December 1999. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that, during the fiscal year ended September 24, 1999, all other executive officers, directors and greater-than-10% shareholders complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION:

EXECUTIVE COMPENSATION

Compensation Summary

     The following table sets forth certain information with respect to compensation paid by the Company (including its predecessor, RMI) for the fiscal years ended September 24, 1999 and September 25, 1998 and by RMI for the fiscal-year ended September 26, 1997 to the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                          Summary Compensation Table

                                                                                              Long-Term
                                                                                             Compensation
                                                       Annual Compensation                      Awards
                                        --------------------------------------------------   ------------
                                                                              Other Annual   Securities      All Other
          Name and            Fiscal      Salary     Bonus     Commissions    Compensation   Underlying    Compensation
 Principal Position            Year       ($)(1)     ($)(1)      ($)(1)          ($)(2)      Options (#)      ($)(3)
--------------------          ------    ---------   --------   -----------    ------------   ------------  ------------
Lesa A. Sroufe,............   1999      $247,430    $250,000            -       $38,284         35,000       $   900
  Chief Executive Officer     1998      $297,670    $150,000            -       $14,025              -       $   900
                              1997      $263,876    $364,000            -             -         35,000       $   882

James P. Kerr..............   1999      $183,759    $384,500            -             -        100,000       $   600
  President

Robert J. Mortell, Jr......   1999      $247,430    $250,000            -       $12,644         16,100       $   900
  Vice Chairman, Chief        1998      $397,670    $100,000            -             -              -       $   900
  Operating Officer and       1997      $397,875    $328,000            -             -              -       $   900
    Treasurer

Mark A. McClure............   1999      $122,430    $160,000      $161,031      $12,642         15,100       $   900
  Executive Vice President    1998      $ 97,670    $150,000      $196,159      $ 4,797              -       $20,875
                              1997      $147,875    $280,000      $214,691            -          8,750       $ 4,058

V. Lawrence Bensussen......   1999      $130,742    $166,700            -       $ 7,890          5,406       $   729
  Senior Vice President,      1998      $122,930    $145,000            -       $ 5,409         35,000       $   639
  Chief Financial Officer     1997      $123,475    $120,000            -             -              -       $   499
   and Secretary

--------------
(1) The following amounts were voluntarily deferred in 1998 and 1999, respectively, pursuant to the Company's Deferred Compensation Plan (the "Deferred Compensation Plan"): Ms. Sroufe, $56,100 and $113,469; Mr. Mortell, $0 and $43,553; Mr. McClure, $19,186 and $42,388; and Mr.
     Bensussen, $30,910 and $31,786. Such amounts are included in "Salary," "Bonus," and "Commissions" as applicable. The Deferred Compensation Plan is described in footnote 2 below. The bonus amount disclosed for Mr. Kerr includes payment of $234,500 pursuant to a signing bonus.

(2) Under the Deferred Compensation Plan, amounts deferred are allocated to accounts that are credited with future gains and losses, as if actually invested in either Common Stock or short-term U.S. Treasury securities. Amounts deferred are allocated to these accounts at a discount ranging from 15% to 25% from the average trading price of the Common Stock or short-term U.S. Treasury securities during the five trading days preceding the allocation date. In 1998, the following discount rates were provided under the Deferred Compensation Plan: Ms. Sroufe, 25%; Mr. McClure, 25%; and Mr. Bensussen, 17.5%. In 1999, the following discount rates were provided under the Deferred Compensation Plan: Ms. Sroufe, 22.5%; Mr. Mortell, 22.5%; Mr. McClure, 20%; and Mr. Bensussen, 17.5%. The amounts shown as "Other Annual Compensation" reflect the dollar value of such discounts. The Company's executive officers and employees whose compensation exceeded or equaled $100,000 in the prior year, or is expected to equal or exceed $100,000 in the then-current year are eligible to participate in the Deferred Compensation Plan. Eligible employees are permitted to defer a portion of their compensation (ranging from 15% of compensation for employees who earn at least $100,000, up to 25% of compensation for employees who earn at least $500,000). Eligible employees make an irrevocable election to have a specified percentage of compensation deferred during six month periods beginning on each January 1 and July 1, and to have such amounts allocated at the end of the six-month period to accounts that are credited with future gains and losses, as if actually invested as of the end of the deferral period in either Common Stock or short-term U.S. Treasury securities. The amounts deferred vest two years following the date they are allocated to an investment account. Amounts allocated to the stock equivalent account are settled in shares of Common Stock. Other deferred amounts are settled in cash.
(3) Represents premiums paid by the Company and RMI for life insurance for the benefit of the Named Executive Officers. The amounts shown for Mr. McClure also include $3,210 and $19,975, respectively, in cash payments made 1997 and 1998 upon the exercise of stock options in amounts equal to the difference between the exercise price and a price contractually agreed upon by the Company and the Named Executive Officer.


Option Grants in Fiscal 1999

     The following table sets forth information regarding stock options granted to the Named Executive Officers during the fiscal year ended September 24, 1999.

                                    Option Grants in Last Fiscal Year


                                               Individual Grants                 Potential Realizable
                               ------------------------------------------------    Value at Assumed
                               Number of     Percent of                          Annual Rates of Stock
                               Securities   Total Options  Exercise              Price Appreciation for
                               Underlying    Granted to     Price                   Option Term(3)
                            Options Granted Employees in  ($/Share)  Expiration ----------------------
           Name                   (#)        Fiscal Year      (1)      Date(2)    5% ($)     10% ($)
           ----              -------------  ------------  ---------   --------   --------    --------
Lesa A. Sroufe.............      35,000        2.57%      $  12.00     7/28/02   $ 78,109    $166,076
James P. Kerr..............     100,000        7.34%      $11.9375     7/05/02   $222,007    $472,030
Robert J. Mortell, Jr......      16,100        1.18%      $  12.00     7/28/02   $ 35,930    $ 76,395
Mark A. McClure............      15,100        1.11%      $  12.00     7/28/02   $ 33,699    $ 71,650
V. Lawrence Bensussen......       5,406         .40%      $  10.00     4/20/02   $ 10,062    $ 21,396

______________
(1)      All options were granted at fair market value on the date of grant.
(2) All options vest over a three-year term and expire three and one-half years from the date of grant.
(3) The assumed rates of growth are prescribed by the SEC for illustrative purposes only and are not intended to forecast or predict future stock prices.

Option Exercises in Fiscal 1999 and Fiscal Year-End Option Values

     The following table sets forth information regarding option exercises by the Named Executive Officers during the fiscal year ended September 24, 1999 and their options outstanding at fiscal year-end.


                                               Number of Securities
                                              Underlying Unexercised     Value of Unexercised
                           Shares                   Options at         In-the-Money Options at
                          Acquired             Fiscal Year-End (#)      Fiscal Year-End ($)(1)
                             on      Value  ------------------------- -------------------------
                          Exercise Realized
      Name                  (#)     ($)(2)  Exercisable Unexercisable Exercisable Unexercisable
      ----               --------- -------- ----------- ------------- ----------- -------------
Lesa A. Sroufe..........      -        -           -        35,000            -      $185,938
James P. Kerr...........      -        -           -       100,000            -      $537,500
Robert J. Mortell, Jr...      -        -           -        16,100            -      $ 85,531
Mark A. McClure.........      -        -           -        15,100            -      $ 80,219
V. Lawrence Bensussen...      -        -      11,667        28,739      $37,189      $113,905

______________
(1) Amounts equal the closing price of the Common Stock on September 24, 1999 ($17.3125 per share), less the option exercise price, multiplied by the number of shares exercisable or unexercisable.
(2) "Value Realized" represents the fair value of the underlying securities on the exercise date minus the exercise price of such options.


COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no additional compensation for their services as directors. The Company pays each nonemployee director $5,000 per year plus reimbursement of expenses incurred in connection with his or her service as a director. In addition, the Company grants a nonqualified stock option to purchase 25,000 shares of Common Stock to each nonemployee director on the date the director is first appointed or elected to the Company's Board of Directors, which grant fully vests on the first anniversary of the date of grant. The Company grants additional nonqualified stock options to its nonemployee directors for continued service. Each nonemployee director receives an option to purchase 5,000 shares of Common
Stock immediately following the Company's Annual Meeting of Shareholders each year, an option to purchase 1,000 shares of Common Stock upon appointment (and again upon annual reappointment) to any committee of the board of directors, and an option to purchase 300 shares of Common Stock for each committee meeting attended by the director up to a maximum of four such grants per year for each committee on which the director serves. Each of these options is fully vested and exercisable on the date of grant.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

Employment Contracts

     Mark A. McClure, the Company's Executive Vice President, is employed by RMI pursuant to an employment agreement, dated June 16, 1994, as amended by an addendum dated June 3, 1997 (the "McClure Agreement"). Under the McClure Agreement, which is effective until his employment is terminated, Mr. McClure is compensated on a commission basis for his activities as a broker. In addition, Mr. McClure is obligated to commit 75% to 80% of his time to management efforts at RMI, for which he is to be compensated with a base salary of $100,000 per year. The McClure Agreement provides that RMI may terminate Mr. McClure's employment for "cause," as defined in the McClure Agreement.

     James P. Kerr, the Company's President, joined the Company in January 1999, and pursuant to an employment agreement is to receive annual cash compensation of at least $500,000 per year during his first two years of service. If Mr. Kerr's employment is terminated for any reason other than for voluntary resignation or cause during his first two years of service, Mr. Kerr is to receive his annual compensation throughout the remainder of the two-year period.


Change-in-Control Arrangements Under Option Plans

     The vesting of stock options, stock appreciation rights and restricted stock awards outstanding or granted in the future under the Company's 1998 Stock Incentive Compensation Plan, RMI's 1996 Stock Option Plan, RMI's 1993 Stock Option Plan and RMI's 1989 Stock Option Plan and deferred compensation under the Deferred Compensation Plan may accelerate upon the occurence of certain corporate transactions, including (i) a merger or consolidation of the Company in which it is not the surviving corporation or pursuant to which shares of Common Stock are converted into cash, securities or other property (other than a merger or consolidation in which holders of the Company's outstanding securities immediately before such transaction own at least two-thirds of the outstanding voting securities of the capital stock of the surviving corporation following such transaction), (ii) a sale, lease, exchange or other transfer of all or substantially all of the Company's assets (other than a transfer to a majority-owned subsidiary), (iii) the Company's liquidation or dissolution, or
(iv) the acquisition by a person, within the meaning of Section 3(a)(9) or
Section 13(d)(3) of the Securities Exchange Act of 1934, of a majority of the Company's outstanding voting securities.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 8, 1999 by (i) each person or entity known by the Company to beneficially own more than 5% of the Common Stock, (ii) each director of the Company, (iii) each officer of the Company for whom compensation information is given in the Summary Compensation Table in Item 11 of this Annual Report on Form 10-K, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.


                                                                        Number of
                                                                         Shares      Percentage
                                                                       Beneficially   of Shares
                     Name and Address                                     Owned      Outstanding
                     ----------------                                   -----------  -----------
John L. MacKenzie ....................................................     978,925(1)        7.5%
   c/o Ragen MacKenzie Group Incorporated
   999 Third Avenue, Suite 4300
   Seattle, WA 98104
Lesa A. Sroufe........................................................     274,166(2)        2.1
James P. Kerr.........................................................      33,330(3)          *
Robert J. Mortell, Jr.................................................     447,143(4)        3.4
Mark A. McClure.......................................................     126,133(5)          *
V. Lawrence Bensussen.................................................     118,469(6)          *
Kirby L. Cramer.......................................................      31,600(7)          *
Arthur W. Harrigan, Jr................................................      33,600(8)          *
Peter B. Madoff.......................................................      31,600(9)          *
Gregory B. Maffei.....................................................      31,600(10)         *
All Directors and Executive Officers
   as a group (10 person).............................................   2,106,566          16.0

--------------
 *   Less than 1%

(1) Includes 300 shares issuable upon exercise of stock options that are exercisable within 60 days of December 8, 1999 and 1,000 shares held in custodial accounts by Mr. MacKenzie's grandchildren for which Mr. Mackenzie is the custodian.
(2) Includes 11,666 shares issuable upon exercise of stock options that are exercisable within 60 days of December 8, 1999.
(3) Includes 33,330 shares issuable upon exercise of stock options that are exercisable within 60 days of December 8, 1999.
(4) Includes 5,367 shares issuable upon exercise of stock options that are exercisable within 60 days of December 8, 1999.
(5) Includes 5,033 shares issuable upon exercise of stock options that are exercisable within 60 days of December 8, 1999.
(6) Includes 13,469 shares issuable upon exercise of stock options that are exercisable within 60 days of December 8, 1999 and 2,971 shares held in UGMA accounts by Mr. Bensussen's children for which Mr. Bensussen is the custodian.
(7) Includes 31,600 shares issuable upon exercise of stock options that are exercisable within 60 days of December 8, 1999.
(8) Includes 31,600 shares issuable upon exercise of stock options that are exercisable within 60 days of December 8, 1999.
(9) Includes 31,600 shares issuable upon exercise of stock options that are exercisable within 60 days of December 8, 1999.
(10) Includes 31,600 shares issuable upon exercise of stock options that are exercisable within 60 days of December 8, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Teresa A. James, John L. MacKenzie's daughter, has been employed by the Company since August 1992. For fiscal 1999, Teresa A. James received compensation of $123,929. William R. Mortell, Robert J. Mortell, Jr.'s son, has been employed by the Company since February 1994. For fiscal 1999, William R. Mortell received compensation of $115,125. The Company believes that the terms of their employment were at least as favorable to the Company as would have been obtained in arm's-length dealings with unrelated third parties.

     Peter B. Madoff is Senior Managing Director of Bernard L. Madoff Investment Securities ("BMIS"), which is one of several third-party firms that execute orders to purchase or sell securities at the request of the Company. Payments to the Company by BMIS in connection with such services were $238,000 for fiscal 1999.

     Arthur W. Harrigan, Jr. is a partner of the law firm Danielson Harrigan & Tollefson LLP, which the Company retained in fiscal 1999 in connection with certain matters generally relating to its acquisition of Columbia Pacific Securities, Inc.

     The Company, in the ordinary course of its business, extends credit to margin accounts in which certain of its officers and directors may have an interest. These extensions of credit have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with nonaffiliated persons, and do not involve more than a normal risk of collectibility or present other unfavorable terms. From time to time and in the ordinary course of its business, the Company also enters into transactions involving the purchase or sale of securities as principal from, or to, directors, officers and employees and accounts in which they have an interest. Such purchases and sales are effected on substantially the same terms as similar transactions with unaffiliated third parties.

     During fiscal 1999, John L. MacKenzie's aggregate compensation from the Company was $324,387, which includes $110,637 of compensation relating to the exercise of a nonqualified stock option.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

     (a) Documents filed as part of this Report:

     1.   Financial statements:

          The financial statements required to be filed hereunder are listed on page 48 hereof.

     2. Financial statement schedules:

          The financial statements required to be filed hereunder are listed on page 48 hereof.

     3. Exhibits:

Exhibit
 Number                        Description of Document
-------                        -----------------------

 2.1# Agreement and Plan of Merger by and among Wells Fargo & Company, Romero Acquisition Corp. and Ragen MacKenzie Group Incorporated, dated September 28, 1999.

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

10.4++ Amendments to Lease Agreement between EOP Northwest Properties, L.L.C (as successor in interest to Wright-Carlyle Seattle) and RMI, dated September 26, 1997, September 21, 1998 and November 6, 1998.

10.5+ Form of Noncompetition and Nonsolicitation Agreement executed as of April 14, 1998, by RMGI and each of Lesa A. Sroufe, Robert J. Mortell, Jr., Mark A. McClure, V. Lawrence Bensussen and John L. MacKenzie.

10.6+    Agreement and Release between RMI and Scott McAdams, dated March 22,
         1998.

10.7# Stock Option Agreement between Ragen MacKenzie Group Incorporated and Wells Fargo & Company, dated September 28, 1999.

10.9+    RMI 1996 Stock Incentive Compensation Plan.

10.10+   RMI 1997 Share Repurchase Plan.

10.11+   RMGI 1998 Stock Incentive Compensation Plan.

10.12+ ABC Brokerage Accounting System Agreement between Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation and RMI, dated April 1, 1997.

10.13*   Employment Agreement between RMI and James P. Kerr.

10.14+ Employment Agreement between RMI and Mark A. McClure, dated June 16, 1994, as amended by an addendum dated June 3, 1997.

10.15+   RMGI Employee Stock Purchase Plan.

10.16+   Executive Performance Bonus Plan.

10.17+ RMI Agreement to Grant Stock Option to Mark A. McClure dated February 25, 1997.

10.18++  RMGI Deferred Compensation Plan.

10.19*   Amended and Restated Stock Option Grant Program for Nonemployee
           Directors under the Ragen MacKenzie Group Incorporated 1998 Stock Incentive Compensation Plan.

10.21+   Severance and Correspondent Clearing Agreement between RMI and Brooks
           G. Ragen, executed April 17, 1998.

10.22++  First Amendment to Severance and Correspondent Clearing Agreement,
           dated June 19, 1998, between RMI and Brooks G. Ragen.

10.23++  Second Amendment to Severance and Correspondent Clearing Agreement,
           between RMI and Brooks G. Ragen, dated September 21, 1998.

10.24*   Amendment to Lease Agreement between EOP Northwest Properties, L.L.C
           (as successor in interest to Wright-Carlyle Seattle) and RMI, dated April 5, 1999.

21.1*    Subsidiaries of the Registrant

23.1*    Consent of Deloitte & Touche LLP

27.1*    Financial Data Schedule.

--------------
 *   Filed herewith.
 +   Incorporated by reference to the Company's Registration Statement on Form
       S -1, as amended (Registration No. 333-50735).
++   Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1998.
#    Incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 1999.


     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended September 24, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the 20th day of December, 1999:



             Signature                               Title
             ---------                               -----


         /s/ Lesa A. Sroufe                 Chairman of the Board and Chief
-------------------------------------          Executive Officer (Principal
             Lesa A. Sroufe                    Executive Officer)



         /s/ James P. Kerr                  President and Director
-------------------------------------
             James P. Kerr




    /s/ Robert J. Mortell, Jr.
-------------------------------------       Vice Chairman, Chief Operating
        Robert J. Mortell, Jr.                 Officer, Treasurer and Director




     /s/ V. Lawrence Bensussen
-------------------------------------       Senior Vice President, Chief
         V. Lawrence Bensussen                 Financial Officer and Secretary
                                               (Principal Financial and
                                               Accounting Officer)



     /s/ Kirby L. Cramer                    Director
-------------------------------------
         Kirby L. Cramer



    /s/ Arthur W. Harrigan, Jr.             Director
-------------------------------------
        Arthur W. Harrigan, Jr.



      /s/ John L. MacKenzie                 Director
-------------------------------------
          John L. MacKenzie



      /s/ Peter B. Madoff                   Director
-------------------------------------
          Peter B. Madoff



     /s/ Gregory B. Maffei                  Director
-------------------------------------
         Gregory B. Maffei

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                  As of September 24, 1999 and September 25,
                   1998, and for each of the three years in
                      the period ended September 24, 1999
                       and Financial Statement Schedule

                                                                                         Page
                                                                                         ----
Independent Auditors' Report............................................................   49
Consolidated Financial Statements:
     Consolidated statements of financial condition.....................................   50
     Consolidated statements of income..................................................   51
     Consolidated statements of cash flows..............................................   52
     Consolidated statements of shareholders' equity....................................   53
     Notes to consolidated financial statements.........................................   54

Financial Statement Schedule:
     I - Condensed financial information of the registrant
           Independent Auditors' Report.................................................   68
           Condensed Financial Statements:
                  Condensed statement of financial condition ...........................   69
                  Condensed statement of income and shareholder's equity................   70
                  Condensed statement of cash flows.....................................   71

     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the respective consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Ragen MacKenzie Group Incorporated and Subsidiaries
Seattle, Washington

     We have audited the accompanying consolidated statements of financial condition of Ragen MacKenzie Group Incorporated and subsidiaries (the Company) as of September 24, 1999, and September 25, 1998, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended September 24, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ragen MacKenzie Group Incorporated and subsidiaries as of September 24, 1999, and September 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 1999, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Seattle, Washington
November 18, 1999

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                SEPTEMBER 24,      SEPTEMBER 25,
                                                                                                     1999               1998
                                                                                                --------------     --------------
                                              ASSETS
                                              ------
CASH............................................................................................   $  4,972           $  2,143
CASH AND MARKET VALUE OF SECURITIES REQUIRED TO BE
      SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS.............................................    191,709            315,997
DEPOSITS WITH CLEARING ORGANIZATIONS............................................................      1,757              1,207
RECEIVABLE FROM:
      Brokers, dealers, and clearing organizations..............................................      1,194              2,661
      Customers.................................................................................    184,943            110,428
SECURITIES OWNED, at market value...............................................................    125,781            169,410
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.................................................    123,816            172,384
SECURITIES BORROWED.............................................................................      2,026              2,144
FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, at cost, less accumulated
      depreciation and amortization of $5,119 and $4,178, respectively..........................      3,093              1,293
OTHER ASSETS....................................................................................      9,243              4,182
                                                                                                   --------           --------
          TOTAL.................................................................................   $648,534            $781,849
                                                                                                   ========           ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

LIABILITIES:
      Borrowings................................................................................   $                  $ 47,225
      Payable to:
            Brokers, dealers, and clearing organizations........................................     10,074             12,063
            Customers, including free credit balances of $339,385 and $381,375, respectively....    345,804            390,697
      Securities sold but not yet purchased, at market value....................................    119,255            164,095
      Securities sold under agreements to repurchase............................................     38,050             45,900
      Accrued compensation and related benefits.................................................      9,774              8,300
      Other liabilities and accrued expenses....................................................      4,931              4,630
                                                                                                   --------           --------
          Total liabilities.....................................................................    527,888            672,910

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value - Authorized, 10,000,000 shares;
            no shares issued and outstanding....................................................          -                  -
      Common stock, $.01 par value - Authorized, 50,000,000 shares;
            issued and outstanding, 13,457,390 shares...........................................        135                135
      Additional paid-in capital................................................................     47,697             47,872
      Common shares issuable under deferred compensation arrangements,
            less unamortized purchase discount of $334..........................................      1,757
      Treasury stock - 542,197 and 50,600 shares, respectively, at cost.........................     (6,328)              (511)
      Retained earnings.........................................................................     77,385             61,443
                                                                                                   --------           --------
          Total shareholders' equity............................................................    120,646            108,939
                                                                                                   --------           --------
          TOTAL.................................................................................   $648,534           $781,849
                                                                                                   ========           ========

                See Notes to Consolidiated Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FISCAL YEAR ENDED
                                                    ---------------------------------------------

                                                    SEPTEMBER 24,   SEPTEMBER 25,   SEPTEMBER 26,
                                                         1999           1998            1997
                                                    -------------   -------------   -------------
REVENUES:
      Principal transactions, net...................  $28,789           $24,239      $23,566
      Commissions...................................   34,015            32,672       30,758
      Other.........................................    6,355             6,024        4,078
                                                      -------           -------      -------
          Total operating revenues..................   69,159            62,935       58,402
      Interest income...............................   35,279            36,434       30,179
                                                      -------           -------      -------
          Total revenues............................  104,438            99,369       88,581
      Interest expense..............................   20,072            23,334       19,694
                                                      -------           -------      -------
          Net revenues..............................   84,366            76,035       68,887
                                                      -------           -------      -------

NONINTEREST EXPENSES:
      Compensation and benefits.....................   41,345            37,802       35,176
      Occupancy and equipment.......................    6,148             4,916        4,714
      Communications................................    3,955             3,572        3,276
      Clearing and exchange fees....................    2,866             2,650        2,338
      Compensation charges related to IPO...........                      3,480
      Key person death benefits plan................                                  (5,000)
      Other.........................................    5,961             3,917        3,534
                                                      -------           -------      -------
          Total noninterest expenses................   60,275            56,337       44,038
                                                      -------           -------      -------
INCOME BEFORE TAXES ON INCOME.......................   24,091            19,698       24,849
TAXES ON INCOME.....................................    8,149             7,824        9,460
                                                      -------           -------      -------
NET INCOME..........................................  $15,942           $11,874      $15,389
                                                      =======           =======      =======

EARNINGS PER COMMON SHARE:
      Basic.........................................  $  1.22           $  1.05      $  1.54
      Diluted.......................................     1.20              1.01         1.44

                See Notes to Consolidated Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                            FISCAL YEAR ENDED
                                                                                 -------------------------------------------
                                                                                 SEPTEMBER 24,  SEPTEMBER 25,   SEPTEMBER 26,
                                                                                      1999          1998            1997
                                                                                 -------------  -------------   -------------
OPERATING ACTIVITIES:
  Net income....................................................................  $ 15,942        $ 11,874        $ 15,389
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization...............................................       976             549             425
    Key person death benefits plan reversal.....................................                                    (5,000)
    Stock option expense........................................................                     2,932           2,223
    Deferred tax expense (benefit)..............................................      (465)           (503)          2,476
    Gain on sale of Pacific Stock Exchange seat.................................                      (290)
    Deferred compensation expense...............................................       116
    Amounts retained under deferred compensation arrangements...................     1,641
    Other.......................................................................       136
    Cash provided (used) by changes in operating assets and liabilities:
      Cash and market value of securities required to be segregated
        under federal or other regulations......................................   124,288          (9,293)        (79,938)
      Deposits with clearing organizations......................................      (550)           (200)
      Receivable from:
            Brokers, dealers, and clearing organizations........................     1,489          (1,262)             67
            Customers...........................................................   (74,515)         (5,050)        (18,669)
      Securities owned..........................................................    43,940         (46,632)        (44,097)
      Securities purchased under agreements to resell...........................    48,568         (60,467)        (36,574)
      Securities borrowed.......................................................       118           5,953          (2,316)
      Other assets..............................................................    (3,683)           (977)            396
      Payable to:
            Brokers, dealers, and clearing organizations........................    (1,636)          1,763           5,926
            Customers...........................................................   (44,893)        (15,320)        116,791
      Securities sold but not yet purchased.....................................   (44,840)         57,466          37,029
      Securities sold under agreement to repurchase.............................    (7,850)          4,300           6,912
      Accrued compensation and related benefits.................................       875             161           4,122
      Other liabilities and accrued expenses....................................       275            (564)            979
                                                                                  --------        --------        --------
  Net cash provided (used) by operating activities..............................    59,932         (55,560)          6,141

INVESTING ACTIVITIES:
  Proceeds from sale of Pacific Stock Exchange seat.............................                       317
  Cash paid for Columbia Pacific Securities, Inc. (CPS), net of cash acquired...      (726)
  Purchases of furniture, equipment, and leasehold improvements.................    (2,725)           (954)           (469)
                                                                                  --------        --------        --------
  Net cash used by investing activities.........................................    (3,451)           (637)           (469)

FINANCING ACTIVITIES:
  Proceeds from (repayment of) borrowings, net..................................   (47,225)         29,475          (2,575)
  Proceeds from initial public offering, net of issuance costs..................                    18,634
  Proceeds from issuance of common stock........................................       724           7,343           1,830
  Repurchases of common stock...................................................    (7,151)         (2,092)         (1,717)
                                                                                  --------        --------        --------
  Net cash provided (used) by financing activities..............................   (53,652)         53,360          (2,462)
                                                                                  --------        --------        --------
INCREASE (DECREASE) IN CASH.....................................................     2,829          (2,837)          3,210

CASH:
  Beginning of fiscal year......................................................     2,143           4,980           1,770
                                                                                  --------        --------        --------
  End of fiscal year............................................................  $  4,972        $  2,143        $  4,980
                                                                                  ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the fiscal year for:
        Interest................................................................  $ 20,639        $ 22,977        $ 19,797
        Federal income taxes....................................................    10,400           8,400           6,000
  Issuance of common stock in connection with acquisition of CPS................       435

                 See Notes to Consolidated Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        COMMON SHARES
                                                                        ISSUABLE UNDER
                                          COMMON STOCK       ADDITIONAL    DEFERRED       TREASURY STOCK
                                     -----------------------   PAID-IN   COMPENSATION  -----------------------        RETAINED
                                       SHARES       AMOUNT     CAPITAL   ARRANGEMENTS    SHARES       AMOUNT    EARNINGS   TOTAL
                                     -----------  ----------  ---------  ------------  -----------  ----------  --------  ---------
BALANCE, September 28, 1996.........   9,893,100  $       99  $  18,244  $          -               $        -  $ 34,180  $  52,523
  Stock options exercised...........     670,425           7      1,812                                                       1,819
  Repurchase and retirement of
     common stock...................    (322,770)         (4)    (1,713)                                                     (1,717)
  Issuance of common stock..........       2,134                     11                                                          11
  Noncash compensation - Stock
     options........................                              2,223                                                       2,223
  Net income........................                                                                              15,389     15,389
                                     -----------  ----------  ---------                                         --------  ---------
BALANCE, September 26, 1997.........  10,242,889         102     20,577                                           49,569     70,248
  Stock options exercised...........   1,871,563          19      7,291                                                       7,310
  Repurchase and retirement of
     common stock...................    (234,127)         (2)    (1,579)                                                     (1,581)
  Issuance of common stock..........       4,965                     33                                                          33
  Issuance of common stock in
     conjunction with initial
     public offering................   1,572,100          16     18,618                                                      18,634
  Purchase of treasury stock........                                                       (50,600)       (511)                (511)
  Noncash compensation - Stock
     options........................                              2,932                                                       2,932
  Net income........................                                                                              11,874     11,874
                                     -----------  ----------  ---------                -----------  ----------  --------  ---------
BALANCE, September 25, 1998.........  13,457,390         135     47,872                    (50,600)       (511)   61,443    108,939
  Stock options exercised...........                               (349)                    78,500         805                  456
  Tax benefit related to stock
     options exercised..............                                107                                                         107
  Purchase of treasury stock........                                                      (626,000)     (7,151)              (7,151)
  Employee stock purchase plan
     shares issued..................                                  2                     15,903         159                  161
  Amortization of deferred
     compensation awards............                                              116                                           116
  Amounts contributed under
     deferred compensation
     arrangements...................                                            1,641                                         1,641
  Issuance of shares for
     acquisition of CPS.............                                 65                     40,000         370                  435
  Net income........................                                                                              15,942     15,942
                                     -----------  ----------  ---------  ------------  -----------  ----------  --------  ---------
BALANCE, September 24, 1999.........  13,457,390  $      135  $  47,697  $      1,757     (542,197) $   (6,328) $ 77,385  $ 120,646
                                     ===========  ==========  =========  ============  ===========  ==========  ========  =========

                See Notes to Consolidated Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:   ORGANIZATION AND NATURE OF OPERATIONS

     The accompanying consolidated financial statements include Ragen MacKenzie Group Incorporated and its subsidiaries (collectively, the Company). Ragen MacKenzie Group Incorporated (RMGI), a Washington corporation, is a holding company engaged, through its subsidiaries, in securities brokerage and related investment services that include retail and institutional brokerage of securities, investment research, market making, trading, underwriting, distribution of corporate securities and correspondent clearing. RMGI's two operating subsidiaries, Ragen MacKenzie Incorporated (RMI) and Ragen MacKenzie Investment Services, Inc. (formerly Columbia Pacific Securities, Inc.) (RMIS), are each registered with the Securities and Exchange Commission (the SEC) as a broker/dealer, and have retail offices located in seven western states of the United States. RMI is a member firm of the New York Stock Exchange (the NYSE).

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of RMGI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     REPORTING PERIOD: The Company utilizes fiscal periods to report its results of operations. The Company's fiscal year ends on the Friday on or immediately prior to September 30. Results of operations for the fiscal years ended September 24, 1999, September 25, 1998, and September 26, 1997, consist of 52-week periods.

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

     CASH: Cash as reflected in the consolidated statements of cash flows consists of balances in bank accounts used in operations and excludes amounts segregated under federal or other regulations.

     RECEIVABLE FROM AND PAYABLE TO BROKERS/DEALERS: Amounts receivable from and payable to brokers/dealers consist primarily of the contract value of securities which have not been delivered or received as of the date of the consolidated statements of financial condition.

     RECEIVABLE FROM AND PAYABLE TO CUSTOMERS: Amounts receivable from and payable to customers arise from normal securities margin and cash transactions. Securities owned by customers and either held as collateral for these transactions or held in safekeeping are not reflected in the consolidated statements of financial condition. Management considers the receivables adequately collateralized. As such, no allowances for credit losses have been provided for the receivables. Receivables from and payable to customers are recorded on a settlement-date basis.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. Changes in such fair value are required to be recognized in earnings to the extent the derivative is not effective as a hedge. The Company is in the process of evaluating the impact of this new accounting standard and the impact on the Company's financial position is unknown at this time. The FASB subsequently issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which postpones initial application until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in fiscal 2001. Such adoption will be applied prospectively.

     USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Such estimates relate to the fair value of certain financial instruments. Actual results could differ from such estimates.

NOTE 3:   ACQUISITION OF COLUMBIA PACIFIC SECURITIES, INC.

     On March 30, 1999, RMGI completed an acquisition of all of the outstanding common stock of Columbia Pacific Securities, Inc. and subsequently renamed the subsidiary Ragen MacKenzie Investment Services, Inc. (hereinafter referred to as
RMIS). The transaction was accounted for using the purchase method of accounting and, as such, the consolidated financial statements include the results of RMIS from the date of acquisition. The consideration paid for the acquisition, which totaled $1,445,000, included the issuance of 40,000 shares of the Company's common stock held in treasury and cash as specified in the purchase agreement. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $1,039,000 and is being amortized over 15 years using the straight-line method of amortization. Pro Forma financial information showing the results of operations as if the acquisition had occurred at the beginning of the year is not presented as the acquisition would not have had a material impact on previously reported results.

NOTE 4: CASH AND MARKET VALUE OF SECURITIES REQUIRED TO BE SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS

     As a clearing broker, the Company is subject to reserve requirements pursuant to Rule 15c3-3 under the Securities Exchange Act of 1934. At September 24, 1999, cash and market value of securities required to be segregated under federal or other regulations relate to amounts segregated for the exclusive benefit of customers ($188,239,000) and proprietary accounts of introducing brokers ($3,470,000) under Rule 15c3-3. Such amounts were in excess of required deposits of $178,916,000 and $658,000, respectively, by $9,323,000 and
$2,812,000, respectively. At September 25, 1998, cash and market value of securities required to be segregated under federal or other regulations relate to amounts segregated for the exclusive benefit of customers under Rule 15c3-3, and were in excess of the required deposit of $286,179,000 by $29,818,000. Amounts segregated consist primarily of securities purchased under agreement to resell. These agreements, which are accounted for as collateralized financing transactions, are recorded at their contractual amounts and totalled $191,077,000 and $315,365,000 at September 24, 1999, and September 25,1998,
respectively.

     Securities purchased under agreements to resell were delivered by appropriate entry into the Company's accounts for the exclusive benefit of customers and proprietary accounts of introducing brokers that are each maintained at a custodian bank under written custodial agreements that explicitly recognize the Company's interest in the securities. At September 24, 1999, these securities, all of which were U.S. Government and government agency obligations, had a market value of $192,990,000. The agreements to resell securities purchased were with one counterparty and have a stated maturity of one day.

NOTE 5: MARKETABLE SECURITIES OWNED AND MARKETABLE SECURITIES SOLD BUT NOT YET PURCHASED

     Marketable securities owned and marketable securities sold but not yet purchased consist of trading securities at quoted market values as follows (in thousands):

                                                               SEPTEMBER 24, 1999        SEPTEMBER 25, 1998
                                                               ------------------        ------------------
                                                                         SOLD BUT                  SOLD BUT
                                                                          NOT YET                   NOT YET
                                                              OWNED      PURCHASED       OWNED     PURCHASED
                                                              -----      ---------       -----     ---------
      Corporate bonds, debentures, and notes............... $  3,825     $     10      $  2,212     $     14
      U.S. Government and government
            agency obligations.............................  116,262      118,998       158,471      163,764
      Collateralized mortgage obligations..................    2,923          114         4,001            8
      State and municipal obligations......................    2,461                      4,112
      Corporate stocks.....................................      310          133           614          309
                                                            --------     --------      --------     --------
                                                            $125,781     $119,255      $169,410     $164,095
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

NOTE 6:   BORROWINGS

     Borrowings under a secured credit facility authorized up to $85,000,000 are callable on demand, collateralized by 90% of the value of certain securities pledged ($107,043,000 at September 25, 1998), and bear interest at the prevailing broker rate (5.9% at September 25, 1998). No borrowings under this facility were outstanding at September 24, 1999.

NOTE 7:   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     At September 24, 1999, and September 25, 1998, the market value of the securities sold subject to repurchase was $38,814,000 and $46,819,000, respectively, and the average effective interest rate on the transactions at these dates was 5.6% and 6.0%, respectively.

NOTE 8:   INCOME TAXES

     Taxes on income included in the consolidated statements of income consist of the following (in thousands):


                                                       FISCAL YEAR ENDED
                                                 --------------------------
                                                 1999        1998       1997
                                                 ----        ----       ----

      Federal current tax expense.............. $8,614     $8,327     $6,984
      Federal deferred tax expense (benefit)...   (465)      (503)     2,476
                                                ------     ------     ------
      Total taxes on income.................... $8,149     $7,824     $9,460
                                                ======     ======     ======


     The components of the provision (benefit) for deferred income taxes consist of the following (in thousands):



                                                        FISCAL YEAR ENDED
                                                   -------------------------
                                                   1999       1998      1997
                                                   ----       ----      ----

      Deferred compensation and benefit plans.... $(615)    $ (185)   $1,727
      Other liabilities and accrued expenses.....   161       (217)      245
      Other......................................   (11)      (101)      504
                                                  -----     ------    ------
      Total deferred tax expense (benefit)....... $(465)    $ (503)   $2,476
                                                  =====     ======    ======


     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:


                                                     FISCAL YEAR ENDED
                                                 -------------------------
                                                 1999        1998     1997
                                                 ----        ----     ----

      Statutory rate...........................  35 %        35 %     35 %
      Tax exempt interest and other, net.......  (1)
      Nondeductible stock option plan expense..               5        3
                                                ---         ---      ---

      Effective tax rate.......................  34 %        40 %     38 %
                                                ===         ===      ===


     The tax effects of temporary differences that give rise to deferred tax assets, included in other assets, are as follows (in thousands):


                                                SEPTEMBER 24,    SEPTEMBER 25,
                                                     1999             1998
                                                     ----             ----
      Deferred compensation and benefit plans....   $  823           $  208
      Other liabilities and accrued expenses.....      946            1,107
      Other......................................      340              329
                                                    ------           ------
      Total deferred tax asset...................   $2,109           $1,644
                                                    ======           ======


     There were no deferred tax liabilities at September 24, 1999, or September 25, 1998. The Company has determined that no valuation allowance against deferred tax assets at September 24, 1999, or September 25, 1998, was necessary since it is more likely than not that the Company will generate sufficient taxable income to provide for realization of the deferred tax asset.

NOTE 9:   LEASES, COMMITMENTS, AND CONTINGENT LIABILITIES

     The Company leases certain office space under noncancellable operating leases which expire through 2006. Certain of these leases contain escalation clauses based upon increased costs incurred by the lessor. Future minimum rentals under the terms of the lease agreements are as follows (in thousands):


        FISCAL YEAR ENDING SEPTEMBER
        ----------------------------
                    2000.........................   $1,845
                    2001.........................    1,647
                    2002.........................    1,046
                    2003.........................      698
                    2004.........................      524
                 Thereafter......................      244
                                                    ------

                                                    $6,004
                                                    ======

     Total rental expense under the leases for fiscal 1999, 1998, and 1997 was $1,660,000, $1,286,000, and $990,000, respectively.

     In the normal course of business, there are various lawsuits, claims, and contingencies pending against the Company, which in the opinion of management, will be resolved with no material impact on the Company's financial position or results of operations.

NOTE 10:  NET CAPITAL REQUIREMENTS

     The broker/dealer subsidiaries of the Company are subject to the Uniform Net Capital Rule 15c3-1 (the Rule) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. RMI has elected to compute net capital under the alternative provisions of the Rule, which require RMI to maintain net capital, as defined, equal to the greater of $1,000,000 or 2% of aggregate debit items arising from customer transactions, as defined. At September 24, 1999, RMI's net capital was $100,808,000, which was 57% of aggregate debit items, and which exceeded the minimum net capital requirement of $3,531,000 by $97,277,000.

     RMIS follows the primary (aggregate indebtedness) method under the Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. At September 24, 1999, RMIS had net capital of $447,000, which was $347,000 in excess of its required net capital of $100,000, and had a ratio of aggregate indebtedness to net capital of 2.3 to 1.

     The net capital rules of the NYSE also provide that equity capital may not be withdrawn or cash dividends paid without notification if resulting net capital would be less than 5% of aggregate debit items.

NOTE 11:  EMPLOYEE BENEFITS

     The Company maintains voluntary defined contribution 401(k) plans for each of its two operating subsidiaries that are available to all employees subject to certain eligibility criteria. Under these plans, employees may defer a portion of their compensation limited by overall maximums, subject to antidiscrimination tests as set forth in the Internal Revenue Code (IRC). RMI provides a discretionary matching contribution (100% of the participant's contribution) on compensation deferred up to a maximum of 4% of the participant's total earnings. RMI does not match the contribution for participants with total earnings greater than a specified limit. RMI plan participants are 100% vested in individual and employer matching contributions. RMIS provides a matching contribution equal to 25% of the first 4% of the participant's total earnings deferred under its plan. Additionally, RMIS provides a discretionary profit sharing contribution determined annually by the plan sponsor. Annual matching and profit sharing contributions by RMIS are subject to individual and overall plan limitations. RMIS plan participants are 100% vested in individual and employer matching contributions while employer profit sharing contributions vest ratably over a five-year period after two years of service are completed. The Company's accrual for matching and profit sharing contributions under these plans was $175,000 in 1999, $120,000 in 1998, and $110,000 in 1997.

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

NOTE 12:  SHAREHOLDERS' EQUITY

     REORGANIZATION AND INITIAL PUBLIC OFFERING: In June 1998, the Company effected a reorganization (the Reorganization), under which holders of common stock of RMI exchanged their shares for shares of RMGI, RMI became a wholly owned subsidiary of RMGI, and the initial public offering (IPO) of common stock of RMGI was completed. As RMI and RMGI were entities under common control, the accompanying financial statements give effect to the share exchange and merger in a manner similar to a pooling-of-interests. Accordingly, the financial statements reflect the transaction as if it had occurred as of the beginning of the earliest period presented, and the assets, liabilities and shareholders' equity are recorded based upon their historical carrying amounts. No intangible assets were created and recorded as a result of this transaction.

     Upon the successful completion of the IPO, the Company's variable-award, book-value-based stock option plans, which were assumed by RMGI in the Reorganization, were converted to fixed-award, fair-value-based stock option plans. These plans are to be operated and accounted for as fixed-award plans under the provisions of Accounting Principles Board Opinion (APB) No. 25. This conversion resulted in a new measurement date for all then outstanding options and in a compensation charge based upon the difference between the initial public offering price of the Company's common stock and the book value established at the most recent period immediately preceding the IPO. Accordingly, the Company recorded compensation expense of $1,782,000 based on the difference between the book value of the Company's common stock immediately preceding the IPO and the fair market value of the stock (based on the initial public offering price of $14.00 per share) for all variable-award, book-value-based stock options outstanding on the date of consummation of the IPO. As a result of the conversion of the Company's stock option plans, changes in the market value of the Company's common stock will not result in future compensation expense for these options. Additionally, the Company recorded compensation expense of $1,698,000 (based on the initial public offering price of $14.00 per share), which reflects the increase in the value of certain stock appreciation rights outstanding under the Share Repurchase Plan, as discussed below. The expenses recorded as a result of the new measurement date for the outstanding options and increase in the value of the stock appreciation rights (Repurchase SARs) outstanding on the date of the IPO are classified as compensation charges related to IPO in the accompanying consolidated statements of income.

     TREASURY STOCK: In August 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock over the following 12 months. Purchases of the common stock were to be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares were to be accounted for as treasury stock and may be used for the Company's employee stock option plans and other general corporate purposes. The Company repurchased 626,000 shares, at a total cost of $7,151,000, during 1999 and 50,600 shares, at a total cost of $511,000, during 1998.

     During 1999, shares accounted for as treasury stock were issued for the following purposes: 78,500 shares upon the exercise of options under the Company's employee stock option plans; 15,903 shares upon the exercise of options under the Company's employee stock purchase plan; and 40,000 shares in connection with the acquisition of RMIS. No treasury shares were issued during 1998.

     STOCK OPTIONS: In June 1998, the Company adopted the 1998 Stock Incentive Compensation Plan (the 1998 Plan) pursuant to which an aggregate of 2,000,000 shares of common stock are authorized for issuance to employees, officers, directors, and independent contractors of the Company. The 1998 Plan includes stock option (incentive and nonqualified), stock appreciation right, stock award (including restricted stock), performance award and other stock-based award features. No instruments other than incentive stock options and nonqualified stock options have been granted. Options to purchase shares of common stock granted to nondirectors are generally nonqualified options that vest over a three-year term and expire three and one-half years from the date of grant. Initial options granted to nonemployee directors are nonqualified options that vest after one year and expire ten years from the date of grant. Subsequent annual options granted to nonemployee directors are immediately exercisable on the date of grant and generally expire within four years after grant date. Options are generally granted at 100% of the fair market value of the share at the date of grant but are not required to be.

     The 1998 Plan became effective immediately prior to the effective date of the Reorganization, at which time all preexisting plans of RMI were suspended. No additional options will be granted under the suspended plans.

     At September 24, 1999, there were 2,329,405 shares of unissued common stock reserved for issuance under the 1998 Plan and the suspended plans, of which options for the purchase of 525,879 shares were available for future grants. The price ranges of options exercised were $5.29 to $8.50 in 1999, $2.98 to $7.05 in 1998, and $2.45 to $6.00 in 1997. A summary of stock option activity under the stock option plans follows:

                                                                    WEIGHTED
                                                     NUMBER OF       AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                      ------      --------------
Outstanding, September 27, 1996.................     1,913,730        $ 3.36
      Granted...................................       436,490          5.68
      Exercised.................................      (670,425)         2.71
      Expired and canceled......................       (86,975)         3.74
                                                    ----------
Outstanding, September 26, 1997.................     1,592,820          4.18
      Granted...................................       698,528          8.22
      Exercised.................................    (1,871,563)         4.62
      Expired and canceled......................       (39,820)         5.37
                                                    ----------
Outstanding, September 25, 1998.................       379,965          9.32
      Granted...................................     1,361,769         10.58
      Exercised.................................       (78,500)         6.67
      Expired and canceled......................       (28,648)         9.32
                                                    ----------
Outstanding, September 24, 1999.................     1,634,586         10.50
                                                    ==========

     Additional information regarding options outstanding as of September 24, 1999, is as follows:

                       OPTIONS OUTSTANDINGS                                OPTIONS EXERCISABLE
-----------------------------------------------------------------    -------------------------------
                                 WEIGHTED AVERAGE
                                    REMAINING         WEIGHTED                           WEIGHTED
   RANGE OF           NUMBER       CONTRACTUAL        AVERAGE           NUMBER            AVERAGE
EXERCISE PRICES    OUTSTANDING     LIFE (YEARS)    EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE
---------------    -----------     -----------     --------------     -----------      --------------
$3.29 - $9.78         352,674          1.79            $ 7.66             212,494        $  6.55
  10.00               592,591          2.57             10.00
10.09 - 12.00         493,375          3.00             11.37              26,042          11.94
14.00 - 18.44         195,946          5.75             14.92             117,833          14.03
                    ---------                                            --------
 3.29 - 18.44       1,634,586          2.91             10.50             356,369           9.42
                    =========                                            ========

     The Company accounts for stock option grants to employees and nonemployee directors in accordance with APB No. 25. Pro forma information regarding net income is required under SFAS No. 123 and has been determined as if the Company had accounted for all post 1995 stock option grants based on the fair value method. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the variable plan accounting prescribed in SFAS No. 123, the Company's net income for each of the fiscal years would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):


                                    1999          1998           1997
                                   ------        ------         ------
Net income:
    As reported..........         $ 15,942      $ 11,874       $ 15,389
    Pro forma............           13,707        13,836         17,418

                                        1999                  1998                    1997
                                  -----------------     -------------------     -----------------
                                  BASIC     DILUTED     BASIC       DILUTED     BASIC     DILUTED
                                  -----     -------     -----       -------     -----     -------
Earnings per common share:
       As reported.............   $ 1.22     $ 1.20     $ 1.05      $ 1.01      $1.54      $ 1.44
       Pro forma...............     1.05       1.04       1.22        1.18       1.74        1.63

     In the table above, pro forma compensation expense associated with option grants is recognized over the vesting period. The impact of applying SFAS No. 123 on pro forma disclosure is not representative of the potential impact on pro forma net earnings for future years, which will include the cumulative effect of expense related to vesting of post 1995 grants.

     The per share weighted average fair value of stock options granted during the years ended September 24, 1999, September 25, 1998, and September 26, 1997, was $3.87, $2.34, and $0.51, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock option grants in 1999, 1998, and 1997, respectively: expected dividend yield of -0-% for all three years; risk-free interest rates of 4.5%, 5.5%, and 5.9%; expected volatility of 44% in 1999 and 37% in 1998; and expected lives of 3.0, 2.4, and 1.8 years. Under the provisions of SFAS No. 123 for nonpublic entities, no assumptions were made for expected volatility in the calculation related to fiscal 1997.

     PERFORMANCE-BASED ARRANGEMENTS: Prior to consummation of the Reorganization and IPO, RMI entered into arrangements with certain employees, entitling the employees to receive fully vested options subject to attainment of specific performance goals, generally related to commission volume. Performance-based arrangements outstanding at the time of the Reorganization were assumed by RMGI. Under the performance-based arrangements, 168,940 and 400,735 options to receive shares or rights to receive options to purchase shares of common stock have been committed to employees at September 24, 1999, and September 25, 1998, respectively. Rights to receive options will convert into outstanding stock options at such time as performance measures are met. Performance-based arrangements typically terminate two to five years from the date of grant if performance has not been achieved. Prior to the IPO, such arrangements may have required the Company to make a cash payment to the option award recipient to the extent that the maximum option price in the contractual arrangement was below the fair market value of the common stock at the date the performance measures were met. Per share exercise amounts related to the outstanding commitments at September 24, 1999, range from $5.43 to $9.50. Compensation expense for fiscal 1998 and 1997 included $349,000 and $250,000, respectively, under such arrangements.

     Generally, options under the plans, as well as unmet performance-based arrangements, become exercisable in full immediately prior to the occurrence of a "Corporate Transaction" or "Change in Control" as defined in the plan documents, if such instruments are not assumed or continued at the closing of such transaction.

     DEFERRED COMPENSATION PLAN: In June 1998, the Company adopted a nonqualified and unfunded deferred compensation plan (the Deferred Compensation
Plan) for the executive officers and other highly compensated employees, as defined in the plan. Eligible employees may elect to defer a portion of their compensation during two six-month deferral periods that begin each January 1 and July 1 based upon the level of their prior calendar-year compensation. Eligible participants elect to have their deferred balances measured as if they were invested in short-term U.S. Treasury securities or common stock of the Company. Investment elections are measured and credited to each participant account at the end of each deferral period at a price ranging from 75% to 85% of the average fair market value during the last five trading days of the deferral period based upon the level of the participant's prior calendar-year compensation. Participants vest in the deferred compensation accounts two years after the end of the corresponding deferral period, and generally forfeit their unvested account balance if they terminate their employment during the vesting period. Deferred compensation amounts allocated as if they were invested in common stock of the Company will be settled in shares authorized under the Company's 1998 Plan while all other deferred amounts will be settled in cash. Compensation cost is based on the difference between the amounts deferred and the fair market value of the projected settlement amount at the end of the deferral period and is amortized to expense over the two-year vesting period. The initial deferral period of the plan began July 15, 1998. At September 24, 1999, participant amounts deferred under this plan, including amortization of the related discount, amounted to $2,257,000, of which $1,757,000 is included as a component of shareholders' equity and $500,000 is included in accrued compensation and related benefits in the accompanying statement of financial condition. At September 25, 1998, participant amounts deferred under this plan amounted to $412,000, which is included in accrued compensation and related benefits in the accompanying consolidated statements of financial condition. Compensation expense includes $128,000 of expense related to amortization of the discount under this plan for fiscal 1999 and none for fiscal 1998.

     EMPLOYEE STOCK PURCHASE PLAN: In June 1998 the Company adopted an employee stock purchase plan (the ESPP) which allows eligible employees of the Company to acquire shares of the Company's common stock through payroll deductions of up to 15% of their compensation at a price equal to 85% of the fair market value, as defined in the plan. Purchases are effected at the completion of six-month offering periods that begin each January 1 and July 1 and are limited for each participant to an aggregate market value of $15,000 in any calendar year. Employees who are eligible to participate in the Company's Deferred Compensation Plan are not eligible to participate in the ESPP. The initial offering period of the plan began July 1, 1998. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP. Employees purchased 15,903 shares in fiscal 1999 at an average per share purchase price of $10.13. The Company utilized treasury shares for all of the shares purchased. No shares were issued under the ESPP in fiscal 1998. The plan is intended to operate in accordance with Section 423 of the IRC and, accordingly, is considered to be non-compensatory under APB No. 25 and related interpretations. The per share weighted average fair value of stock options granted under the ESPP during the year ended September 24, 1999, was $3.31 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of -0-%, risk-free interest rate of 4.8%, expected volatility of 44%, and expected life of six months.

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

NOTE 13:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     In the normal course of business, the Company's customer and correspondent clearance activities obligate the Company to settle transactions with brokers and other financial institutions even if its customers fail to meet their obligations to the Company. Customers are required to complete their transactions on settlement date, generally three business days after trade date. If customers do not fulfill their contractual obligations, the Company may incur losses. The Company has established procedures to reduce this risk by requiring deposits from customers for certain types of trades.

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

     At September 24, 1999, the Company had no outstanding financial futures commitments. At September 25, 1998, the contract value of the Company's financial futures commitments was $100,000. The contract amounts of these instruments reflect the Company's extent of involvement in the particular class of financial instrument. They do not include positions which may substantially reduce any potential market risk and do not represent the Company's risk of loss due to counterparty nonperformance.

     The fair value of the financial futures contracts, based upon the net unrealized gain or loss in the market value of the contracts at September 25, 1998, was not material. The average fair value of such financial instruments for the years ended September 24, 1999, and September 25, 1998, and the total net gain or loss arising from such trading activities during these periods, was not material.

NOTE 14:  EARNINGS PER COMMON SHARE

     Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are required to be computed using the methods specified in SFAS No. 128, Earnings per Share. Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of shares and dilutive common equivalent shares outstanding calculated under the treasury stock method. For the purpose of calculating the dilutive effect of stock options in diluted EPS for periods prior to the completion of the Company's IPO, the Company utilizes the per-share book value at the end of each corresponding period as the Company's share repurchase plan required selling shareholders to offer their shares to the Company for redemption at book value as calculated in accordance with the terms of the share repurchase plan.

     The following table sets forth the computations for basic and diluted earnings per common share (in thousands, except per share amounts):

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                                 1999            1998            1997
                                                              --------         --------         --------
    NUMERATOR:
          Net income.......................................   $ 15,942         $ 11,874         $ 15,389

    DENOMINATOR:
          Weighted average basic shares outstanding........     13,054           11,346           10,014
          Dilutive effect of employee stock plans..........        198              407              657
                                                              --------         --------         --------
          Weighted average diluted shares outstanding......     13,252           11,753           10,671
                                                              ========         ========         ========
    Earning per common share:
          Basic............................................   $   1.22         $   1.05         $   1.54
                                                              ========         ========         ========
          Diluted..........................................   $   1.20         $   1.01         $   1.44
                                                              ========         ========         ========

     Options to purchase 392,547 shares and 135,000 shares for fiscal 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the related period.

NOTE 15:  SEGMENT REPORTING DATA

     In 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company offers a wide variety of products and services, primarily those of a full service broker-dealer, through its two operating segments: retail distribution and institutional distribution. The Company's reportable segments are managed separately based on the types of products and services offered and their related client bases.

     The retail distribution segment includes brokerage services and products (such as purchase and sale of securities, investment advisory services, and margin lending) provided to individual investors through retail branches of the Company's two broker-dealer subsidiaries, net interest income earned on account balances of individual investors, correspondent brokerage services, and market making of equity and fixed income securities which is generally conducted to facilitate transactions by individual investors.

     The institutional distribution segment includes securities brokerage services emphasizing the sale of equities and fixed income products to institutions, investment banking services (such as mergers and acquisitions advisory services and management and participation in underwritings, exclusive of sales credits related to individual investors which are included in the retail distribution segment), and market making of certain fixed income securities, including collateralized mortgage obligations and U.S. government and government agency obligations, where the couterparties are generally other broker-dealers and banks.

     All accounting policies are the same as those described in the "Summary of Significant Accounting Policies." Segment revenues and expenses in the table below consist of those that are directly attributable, combined with segment amounts based on Company allocation methodologies, except for certain nonrecurring items identified below which have not been allocated between segments. Intersegment revenues and charges are eliminated between segments. Intersegment items relate only to interest charged by the retail distribution segment to the institutional distribution segment to finance its related trading securities.

     The Company has not disclosed asset information by segment as the information is not produced internally. However, total assets attributable to the institutional distribution segment are predominately comprised of fixed income trading securities, which include U.S. government and government agency obligations and collateralized mortgage obligations, and certain securities purchased under agreements to resell. Total assets attributable to the retail distribution segment generally include all of the assets not included in the institutional distribution segment.

     Financial information by segment for the three years in the period ended September 24, 1999 are summarized as follows (in thousands):

                                                RETAIL      INSTITUTIONAL
                                             DISTRIBUTION   DISTRIBUTION        TOTAL
                                             ------------   ------------        -----
1999
Total operating revenues..................    $ 49,174       $ 19,985         $ 69,159
Interest income, net......................      16,802         (1,595)          15,207
Net revenues..............................      65,976         18,390           84,366
Income before taxes on income(A)..........      18,472          5,619           24,091

1998
Total operating revenues..................      46,490         16,445           62,935
Interest income, net......................      15,107         (2,007)          13,100
Net revenues..............................      61,597         14,438           76,035
Income before taxes on income(B)..........      15,295          4,403           19,698

1997
Total operating revenues..................      45,017         13,385           58,402
Interest income, net......................      11,893         (1,408)          10,485
Net revenues..............................      56,910         11,977           68,887
Income before taxes on income(C)..........      22,594          2,255           24,849

-----------------
(A) Retail distribution amount includes $683,000 of nonrecurring legal and other costs incurred in connection with the proposed sale of the Company to Wells Fargo (Note 17).

(B) Retail distribution amount includes nonrecurring compensation charges related to the Company's IPO of $3,480,000 for the conversion of the Company's variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans and compensation expense related to then outstanding Repurchase SARs (Note 12).

(C) Retail distribution amount includes a nonrecurring benefit of $5,000,000 that the Company realized in conjunction with the reversal of the amount previously accrued for plan benefits under the key person death benefits plan (Note 11).

NOTE 16:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following information represents the Company's unaudited quarterly results of operations for fiscal years 1999 and 1998. These quarterly results reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results (in thousands, except per share amounts):

                                                                        1999
                                                      ---------------------------------------
                                                                   FISCAL QUARTER
                                                      ---------------------------------------

                                                       FIRST     SECOND     THIRD      FOURTH
                                                       -----     ------     -----      ------
    Total operating revenues......................    $18,113   $15,715    $18,141    $17,190
    Interest income...............................      9,375     8,968      8,566      8,370
                                                      -------   -------    -------    -------
    Total revenues................................     27,488    24,683     26,707     25,560
    Interest expense..............................      5,771     5,228      4,900      4,173
                                                      -------   -------    -------    -------
    Net revenues..................................     21,717    19,455     21,807     21,387
    Total noninterest expenses(A).................     14,781     13,830    15,587     16,077
                                                      -------    -------   -------    -------
    Income before taxes on income.................      6,936     5,625      6,220      5,310
    Taxes on income...............................      2,365     1,902      2,102      1,780
                                                      -------   -------    -------    -------
    Net income....................................    $ 4,571   $ 3,723    $ 4,118    $ 3,530
                                                      =======   =======    =======    =======
    Earnings per common share(C):
         Basic....................................    $  0.34   $  0.28    $  0.32    $  0.27
         Diluted..................................       0.34      0.28       0.32       0.27

                                                                       1998
                                                       -------------------------------------
                                                                   FISCAL QUARTER
                                                       -------------------------------------

                                                       FIRST     SECOND     THIRD     FOURTH
                                                       -----     ------     -----     ------
    Total operating revenues......................    $18,516   $15,251    $14,844    $14,324
    Interest income...............................      9,412     8,953      8,863      9,206
                                                      -------   -------    -------    -------
    Total revenues................................     27,928    24,204     23,707     23,530
    Interest expense..............................      6,244     5,910      5,645      5,535
                                                      -------   -------    -------    -------
    Net revenues..................................     21,684    18,294     18,062     17,995
    Total noninterest expenses(B).................     15,321    12,884     16,196     11,936
                                                      -------    -------   -------    -------
    Income before taxes on income.................      6,363     5,410      1,866      6,059
    Taxes on income...............................      2,463     2,055      1,266      2,040
                                                      -------   -------    -------    -------
    Net income....................................    $ 3,900   $ 3,355    $   600    $ 4,019
                                                      =======   =======    =======    =======
    Earnings per common share(C):
         Basic....................................    $  0.38   $  0.32    $  0.05    $  0.30
         Diluted..................................       0.36      0.31       0.05       0.30

---------------------
(A) Fourth quarter noninterest expense includes $683,000 of legal and other costs incurred in connection with the proposed sale of the Company to Wells Fargo (Note 17).

(B) Third quarter noninterest expense includes compensation charges related to the Company's IPO of $3,480,000 for the conversion of the Company's variable-award, book-value-based stock option plans to fixed-award, fair-value-based stock option plans and compensation expense related to then outstanding Repurchase SARs (Note 12).

(C) Summation of quarters' earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

NOTE 17:  SUBSEQUENT EVENT

On September 28, 1999, RMGI entered into an Agreement and Plan of Merger (the Merger Agreement) with Wells Fargo & Company (Wells Fargo) and Romero Acquisition Corp., a wholly owned subsidiary of Wells Fargo. Under the terms of the Merger Agreement, Romero Acquisition Corp. will merge with RMGI and RMGI will become a wholly owned subsidiary of Wells Fargo. In the acquisition, Wells Fargo will issue $18.75 worth of its common stock in exchange for each outstanding share of RMGI's common stock, subject to adjustment if the average price of Wells Fargo's common stock is below $36 or above $42 per common share over a period of time as specified in the Merger Agreement.

As a condition to Wells Fargo entering into the Merger Agreement, RMGI and Wells Fargo entered into a Stock Option Agreement (the Option Agreement), pursuant to which RMGI granted to Wells Fargo an irrevocable option to purchase up to 2,570,093 authorized and unissued shares of Company common stock at a price of $15.50 per share, exercisable upon the occurrence of certain events related to the termination of the Merger Agreement. Under certain circumstances, RMGI may be required to purchase the option or the shares acquired pursuant to the exercise of the option.

The Merger Agreement has been approved by the boards of directors of both companies and the business combination is expected to close during the first calendar quarter of 2000, subject to approval by the Company's shareholders, required regulatory approvals and other conditions to closing. Additional information regarding the proposed merger can be found in the Company's Current Report on Form 8-K filed with the SEC on September 30, 1999.

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of
     Ragen MacKenzie Group Incorporated and Subsidiaries
Seattle, Washington

     We have audited the consolidated financial statements of Ragen MacKenzie Group Incorporated and subsidiaries (the Company) as of September 24, 1999, and September 25, 1998, and for each of the three years in the period ended September 24, 1999, and have issued our report thereon dated November 18, 1999; such consolidated financial statements and report appear on pages 49 through 67 of this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in the index on page 48 and appearing on pages 69 through 71. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Seattle, Washington
November 18, 1999

         SCHEDULE 1--CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

               RAGEN MACKENZIE GROUP INCORPORATED (PARENT ONLY)

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                   SEPTEMBER 24, 1999 AND SEPTEMBER 25, 1998
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                1999                1998
                                                                                ----                ----
                         ASSETS
                         ------

CASH........................................................................   $      1            $      1
INVESTMENT IN SUBSIDIARIES, AT EQUITY (a)...................................    127,484             111,101
OTHER ASSETS................................................................      1,004
                                                                               --------            --------
     TOTAL..................................................................   $128,489            $111,102
                                                                               ========            ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

LIABILITIES:
   Payable to subsidiary (a)................................................   $  7,843            $  2,163

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value - Authorized 10,000,000 shares;
    no shares issued and outstanding........................................          -                   -
   Common stock, $.01 par value - Authorized 50,000,000 shares;
    issued and outstanding, 13,457,390 shares...............................        135                 135
   Additional paid-in capital...............................................     47,697              47,872
   Common shares issuable under deferred compensation arrangements,
    less unamortized purchase discount of $334..............................      1,757
   Treasury stock - 542,197 and 50,600 shares, respectively, at cost........     (6,328)               (511)
   Retained earnings........................................................     77,385              61,443
                                                                               --------            --------
     Total shareholders' equity.............................................    120,646             108,939
                                                                               --------            --------

     TOTAL..................................................................   $128,489            $111,102
                                                                               ========            ========

___________________
(a)  Eliminated in consolidation.

This condensed financial information should be read in connection with the Notes to Consolidated Financial Statements contained in the 1999 Annual Report on Form
                  10-K and incorporated herein by reference.

               RAGEN MACKENZIE GROUP INCORPORATED (PARENT ONLY)

            CONDENSED STATEMENTS OF INCOME AND SHAREHOLDERS' EQUITY

                   FISCAL YEAR ENDED SEPTEMBER 24, 1999 AND
         PERIOD FROM APRIL 16, 1998 (INCEPTION) TO SEPTEMBER 25, 1998
                                (IN THOUSANDS)

                                                                                               1999                1998
                                                                                               ----                ----
INCOME:
     Equity in undistributed net income from subsidiaries (a) (b)........................    $ 15,977           $   4,019

EXPENSES:
     Amortization of Goodwill............................................................          35                   -
                                                                                             --------           ---------
     Net income..........................................................................      15,942               4,019

SHAREHOLDERS' EQUITY:
     Shareholders' equity at beginning of period.........................................     108,939
     Initial capitalization..............................................................                               1
     Effect of reorganization in June 1998...............................................                          84,968
     Issuance of common stock in conjunction with initial public stock offering..........                          18,634
     Noncash compensation - Stock options................................................                           1,782
     Stock options exercised.............................................................         563                  46
     Employee stock purchase plan shares issued..........................................         161
     Amortization of deferred compensation awards........................................         116
     Amounts contributed under deferred compensation arrangements........................       1,641
     Issuance of shares for acquisition of CPS...........................................         435
     Purchase of treasury stock..........................................................      (7,151)               (511)
                                                                                             --------           ---------

     End of period.......................................................................    $120,646           $ 108,939
                                                                                             ========           =========

___________________
(a)  Eliminated in consolidation.

(b) 1998 amount represents equity in undistributed net income from Ragen MacKenzie Incorporated after the merger between Ragen MacKenzie Group Incorporated and Ragen MacKenzie Incorporated effective June 22, 1998.

This condensed financial information should be read in connection with the Notes to Consolidated Financial Statements contained in the 1999 Annual Report on Form
                  10-K and incorporated herein by reference.

               RAGEN MACKENZIE GROUP INCORPORATED (PARENT ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                   FISCAL YEAR ENDED SEPTEMBER 24, 1999 AND
         PERIOD FROM APRIL 16, 1998 (INCEPTION) TO SEPTEMBER 25, 1998
                                (IN THOUSANDS)

                                                                                                 1999             1998
                                                                                                 ----             ----
OPERATING ACTIVITIES:
      Net income.............................................................................   $  15,942       $  4,019
      Adjustments to reconcile net income to net cash provided by operating activities:
            Undistributed equity in earnings of subsidiaries.................................     (15,977)        (4,019)
            Stock appreciation rights expense funded by Parent...............................                     (1,698)
            Amortization of goodwill.........................................................          35
                                                                                                ---------       --------
      Net cash used by operating activities..................................................           0         (1,698)

INVESTING ACTIVITIES:
      Contributions to subsidiary............................................................                    (18,634)
      Cash paid for Columbia Pacific Securities, Inc. (CPS)..................................      (1,010)
                                                                                                ---------       --------
      Net cash used by investing activities..................................................      (1,010)       (18,634)

FINANCING ACTIVITIES:
      Initial capitalization.................................................................                          1
      Proceeds from initial public offering, net of issuance costs...........................                     18,634
      Advances from subsidiary, net..........................................................       7,437          2,163
      Proceeds from issuance of common stock.................................................         724             46
      Purchase of treasury stock.............................................................      (7,151)          (511)
                                                                                                ---------       --------
      Net cash provided by financing activities..............................................       1,010         20,333
                                                                                                ---------       --------
NET INCREASE IN CASH.........................................................................           0              1

CASH:
      Beginning of period....................................................................           1
                                                                                                ---------       --------
      End of period..........................................................................   $       1       $      1
                                                                                                =========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Issuance of common stock in connection with acquisition of CPS.........................   $     435

This condensed financial information should be read in connection with the Notes to Consolidated Financial Statements contained in the 1999 Annual Report on Form
                  10-K and incorporated herein by reference.

                                 EXHIBIT INDEX


Exhibit
 Number                           Description of Document
-------                           -----------------------
  2.1# Agreement and Plan of Merger by and among Wells Fargo & Company, Romero Acquisition Corp. and Ragen MacKenzie Group Incorporated, dated September 28, 1999.
 3.1+ Amended and Restated Articles of Incorporation of Ragen MacKenzie Group Incorporated.
 3.2+     Bylaws of Ragen MacKenzie Group Incorporated.
10.1+ Master Note of RMI in favor of Bank America National Trust and Savings Association, dated July 9, 1997.
10.2+ Security Agreement between RMI and Bank America National Trust and Savings Association, dated October 14, 1995.
10.3+ Lease Agreement between Wright-Carlyle Seattle and RMI, dated November 8, 1983, as amended December 19, 1988, August 24, 1992, June 1, 1993,
          July 20, 1995, April 30, 1997 and June 6, 1997.
10.4++ Amendments to Lease Agreement between EOP Northwest Properties, L.L.C (as successor in interest to Wright-Carlyle Seattle) and RMI, dated September 26, 1997, September 21, 1998 and November 6, 1998.
10.5+ Form of Noncompetition and Nonsolicitation Agreement executed as of April 14, 1998, by RMGI and each of Lesa A. Sroufe, Robert J. Mortell, Jr., Mark A. McClure, V. Lawrence Bensussen and John L. MacKenzie.
10.6+     Agreement and Release between RMI and Scott McAdams, dated March 22,
          1998.
10.7# Stock Option Agreement between Ragen MacKenzie Group Incorporated and Wells Fargo and Company, dated September 28, 1999.
10.9+     RMI 1996 Stock Incentive Compensation Plan.
10.10+    RMI 1997 Share Repurchase Plan.
10.11+    RMGI 1998 Stock Incentive Compensation Plan.
10.12+    ABC Brokerage Accounting System Agreement between Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation and RMI, dated April 1, 1997.
10.13*    Employment Agreement between RMI and James P. Kerr.
10.14+ Employment Agreement between RMI and Mark A. McClure, dated June 16, 1994, as amended by an addendum dated June 3, 1997.
10.15+    RMGI Employee Stock Purchase Plan.
10.16+    Executive Performance Bonus Plan.
10.17+ RMI Agreement to Grant Stock Option to Mark A. McClure dated February 25, 1997.
10.18++   RMGI Deferred Compensation Plan.
10.19* Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Ragen MacKenzie Group Incorporated 1998 Stock Incentive Compensation Plan.
10.21+   Severance and Correspondent Clearing Agreement between RMI and Brooks
          G. Ragen, executed April 17, 1998.
10.22++ First Amendment to Severance and Correspondent Clearing Agreement, dated June 19, 1998, between RMI and Brooks G. Ragen.
10.23++ Second Amendment to Severance and Correspondent Clearing Agreement, between RMI and Brooks G. Ragen, dated September 21, 1998.
10.24* Amendment to Lease Agreement between EOP Northwest Properties, L.L.C (as successor in interest to Wright-Carlyle Seattle) and RMI, dated April 5, 1999.
21.1*     Subsidiaries of the Registrant
23.1*     Consent of Deloitte & Touche LLP
27.1*     Financial Data Schedule.

------------------
 *   Filed herewith.
 + Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-50735).
++ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1998.
# Incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 1999.