Form 10-Q
period 1999-12-31
RAGEN MACKENZIE GROUP INC
filed 2000-02-14
CIK 1020950

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended December 31, 1999

                                      or

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

                                (206) 343-5000
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of February 3, 2000 the Company had 13,065,772 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       RAGEN MACKENZIE GROUP INCORPORATED

      REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                     INDEX

                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION.................     3
         CONSOLIDATED STATEMENTS OF INCOME..............................     4
         CONSOLIDATED STATEMENTS OF CASH FLOWS..........................     5
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................     6
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................     9
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    12
                            PART II. OTHER INFORMATION
 ITEM 1. LEGAL PROCEEDINGS..............................................    15
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................    15
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................    15
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    15
 ITEM 5. OTHER INFORMATION..............................................    15
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    15
 SIGNATURES.............................................................    16
 EXHIBIT INDEX..........................................................    17

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (in thousands, except share amounts)

                                                    December 31, September 24,
                                                        1999         1999
                                                    ------------ -------------
                                                    (unaudited)
                      ASSETS
                      ------
Cash...............................................   $  2,233     $  4,972
Cash and market value of securities required to be
 segregated under federal or other regulations.....    179,216      191,709
Deposits with clearing organizations...............      1,757        1,757
Receivable from:
  Brokers, dealers, and clearing organizations.....      2,046        1,194
  Customers........................................    208,714      184,943
Securities owned, at market value..................    150,167      125,781
Securities purchased under agreements to resell....    141,919      123,816
Securities borrowed................................      2,751        2,026
Furniture, equipment, and leasehold improvements--
 net...............................................      3,336        3,093
Other assets.......................................      7,185        9,243
                                                      --------     --------
      Total........................................   $699,324     $648,534
                                                      ========     ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Liabilities:
  Borrowings.......................................   $ 63,650     $    --
  Payable to:
    Brokers, dealers, and clearing organizations...      8,946       10,074
    Customers......................................    347,783      345,804
  Securities sold but not yet purchased, at market
   value...........................................    136,989      119,255
  Securities sold under agreements to repurchase...                  38,050
  Accrued compensation and related benefits........      6,387        9,774
  Other liabilities and accrued expenses...........      8,916        4,931
                                                      --------     --------
      Total liabilities............................    572,671      527,888
Shareholders' Equity:
  Preferred stock, $.01 par value--Authorized
   10,000,000 shares; no shares issued and
   outstanding.....................................
  Common stock, $.01 par value--Authorized
   50,000,000 shares; issued and outstanding,
   13,457,390 shares...............................        135          135
  Additional paid-in capital.......................     47,668       47,697
  Common shares issuable under deferred
   compensation arrangements, less unamortized
   purchase discount of $443 and $334,
   respectively....................................      2,438        1,757
  Treasury stock--441,884 and 542,197 shares,
   respectively, at cost...........................     (5,138)      (6,328)
  Retained earnings................................     81,550       77,385
                                                      --------     --------
      Total shareholders' equity...................    126,653      120,646
                                                      --------     --------
      Total........................................   $699,324     $648,534
                                                      ========     ========

                 See Notes to Consolidated Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                             Three-Month Period Ended
                             -------------------------
                             December 31, December 31,
                                 1999         1998
                             ------------ ------------
REVENUES:
  Principal transactions,
   net......................   $ 6,460      $ 8,261
  Commissions...............    10,765        8,362
  Other.....................     1,869        1,490
                               -------      -------
    Total operating
     revenues...............    19,094       18,113
  Interest Income...........     9,606        9,375
                               -------      -------
    Total revenues..........    28,700       27,488
  Interest expense..........     5,028        5,771
                               -------      -------
    Net revenues............    23,672       21,717
                               -------      -------
NONINTEREST EXPENSES:
  Compensation and
   benefits.................    12,130       10,821
  Occupancy and equipment...     1,803        1,239
  Communications............     1,101          947
  Clearing and exchange
   fees.....................       803          585
  Other.....................     1,523        1,189
                               -------      -------
    Total noninterest
     expenses...............    17,360       14,781
                               -------      -------
INCOME BEFORE TAXES ON
 INCOME.....................     6,312        6,936
TAXES ON INCOME.............     2,147        2,365
                               -------      -------
NET INCOME..................   $ 4,165      $ 4,571
                               =======      =======
WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
    Basic...................    12,971       13,336
    Diluted.................    13,540       13,478
EARNINGS PER COMMON SHARE:
    Basic...................   $   .32      $   .34
    Diluted.................       .31          .34


                 See Notes to Consolidated Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                      Three-Month Period Ended
                                                      -------------------------
                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
OPERATING ACTIVITIES:
  Net income.........................................   $ 4,165      $ 4,571
  Adjustments to reconcile net income to net cash
   provided (used) by
   operating activities:
    Depreciation and amortization....................       392          165
    Deferred tax benefit.............................       (70)        (196)
    Amounts retained under deferred compensation
     arrangements....................................       625          677
    Deferred compensation expense....................        56
    Other............................................        68
    Cash provided (used) by changes in operating
     assets and liabilities:
      Cash and market value of securities required to
       be segregated under federal or other
       regulations...................................    12,493      (43,446)
      Deposits with clearing organizations...........                   (400)
      Receivable from:
      Brokers, dealers, and clearing organizations...      (852)         500
      Customers......................................   (23,771)     (17,137)
      Securities owned...............................   (24,386)      33,941
      Securities purchased under agreements to
       resell........................................   (18,103)      42,861
      Securities borrowed............................      (725)      (3,134)
      Other assets...................................     2,043          605
      Payable to:
        Brokers, dealers, and clearing
         organizations...............................    (1,128)      (4,241)
        Customers....................................     1,979       80,385
      Securities sold but not yet purchased..........    17,734      (39,710)
      Securities sold under agreements to
       repurchase....................................   (38,050)      (3,400)
      Accrued compensation and related benefits......    (3,387)        (384)
      Other liabilities and accrued expenses.........     3,985        2,458
                                                        -------      -------
  Net cash provided (used) by operating activities...   (66,932)      54,115
INVESTING ACTIVITIES:
  Purchases of furniture, equipment, and leasehold
   improvements......................................      (618)        (138)
FINANCING ACTIVITIES:
  Proceeds from (repayment of) borrowings, net.......    63,650      (47,225)
  Proceeds from issuance of common stock.............     1,161           55
  Repurchases of common stock for treasury...........       --        (1,531)
                                                        -------      -------
  Net cash provided (used) by financing activities...    64,811      (48,701)
                                                        -------      -------
INCREASE (DECREASE) IN CASH..........................    (2,739)       5,276
CASH:
  Beginning of period................................     4,972        2,143
                                                        -------      -------
  End of period......................................   $ 2,233      $ 7,419
                                                        =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the fiscal period for:
    Interest.........................................   $ 4,908      $ 6,355
    Federal income taxes.............................         0            0

                 See Notes to Consolidated Financial Statements

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1. BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements include Ragen MacKenzie Group Incorporated and its subsidiaries (collectively, the Company). Ragen MacKenzie Group Incorporated is a holding company engaged, through its subsidiaries, in securities brokerage and related investment services that include retail and institutional brokerage of securities, investment research, market making, trading, underwriting, distribution of corporate securities and correspondent clearing. Ragen MacKenzie Group Incorporated's two operating subsidiaries, Ragen MacKenzie Incorporated (RMI) and Ragen MacKenzie Investment Services, Inc. (RMIS), are each member firms of the National Association of Securities Dealers, Inc. and registered with the Securities and Exchange Commission (the SEC) as broker/dealers, and have retail offices located in seven western states. RMI is a member firm of the New York Stock Exchange (the NYSE).

  These financial statements have been prepared pursuant to the rules and regulations of the SEC and, therefore, do not include all information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the fiscal year ended September 24, 1999 included in the Company's Annual Report on Form 10-K (the 1999 Annual Report) as filed with the SEC.

NOTE 2. SHAREHOLDERS' EQUITY

  During the quarter ended December 31, 1999, 100,313 shares of the Company's treasury stock were issued upon the exercise of options under the Company's employee stock option plans.

NOTE 3. NET CAPITAL REQUIREMENTS

  The broker/dealer subsidiaries of the Company are subject to the Uniform Net Capital Rule 15c3-1 (the Rule) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. RMI has elected to compute net capital under the alternative provisions of the Rule, which require RMI to maintain net capital, as defined, equal to the greater of $1,000,000 or 2% of aggregate debit items arising from customer transactions, as defined. At December 31, 1999, RMI's net capital was $108,027,000, which was 55% of aggregate debit items, and which exceeded the minimum net capital requirement of $3,912,000 by $104,115,000.

  RMIS follows the primary (aggregate indebtedness) method under the Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. At December 31, 1999, RMIS had net capital of $488,000, which was $388,000 in excess of its required net capital of $100,000, and had a net capital ratio of 2.2 to 1.

  The net capital rules of the NYSE also provide that equity capital may not be withdrawn or cash dividends paid without notification if resulting net capital would be less than 5% of aggregate debit items.

NOTE 4. EARNINGS PER COMMON SHARE

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

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES

                                  (unaudited)


  The following table sets forth the computations for basic and diluted earnings per common share (in thousands, except per share amounts):

                                                       Three-Month Period Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
Numerator:
  Net income..........................................    $4,165       $4,571
                                                          ======       ======
Denominator:
  Weighted-average basic shares outstanding...........    12,971       13,336
  Dilutive effect of employee stock plans.............       569          142
                                                          ------       ------
  Weighted-average diluted shares outstanding.........    13,540       13,478
                                                          ======       ======
Earnings per common share:
  Basic...............................................    $  .32       $  .34
                                                          ======       ======
  Diluted.............................................    $  .31       $  .34
                                                          ======       ======

  Options to purchase 2,450 shares and 177,652 shares for 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the related period.

NOTE 5. SEGMENT REPORTING DATA

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

              RAGEN MACKENZIE GROUP INCORPORATED AND SUBSIDIARIES

                                  (unaudited)


  Financial information by segment for the three-month period ended December 31, 1999 and December 31, 1998 are summarized as follows (in thousands):

                                                Retail    Institutional
                                             Distribution Distribution   Total
                                             ------------ ------------- -------
December 31, 1999
Total operating revenues....................   $15,161       $3,933     $19,094
Interest income, net........................     4,886         (308)      4,578
Net revenues................................    20,047        3,625      23,672
Income before taxes on income...............     5,485          827       6,312
December 31, 1998
Total operating revenues....................    12,411        5,702      18,113
Interest income, net........................     4,208         (604)      3,604
Net revenues................................    16,619        5,098      21,717
Income before taxes on income...............     5,126        1,810       6,936

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto appearing in Item 1 of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements which may constitute forward-looking statements that involve risks and uncertainties. The words "believe", "expect", "intend", "anticipate", variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among other things, the general risks of the securities industry, risks of reduced revenue during periods of lower stock prices or reduced trading volume; dependence on, and ability to retain and recruit, key personnel; failure to complete the merger with Wells Fargo & Company (Wells Fargo); dependence on proprietary research; significant fluctuations in quarterly results; regional concentration; competition; management of growth of new and existing businesses; the risks relating to proprietary trading and correspondent brokerage services; risks of extension of credit; risks relating to regulation; risks relating to litigation and potential securities law liability; risks relating to Year 2000 compliance; and market, credit and liquidity risks associated with market-making, principal trading and underwriting activities. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. More information about factors that could affect the Company's financial results is included in the section of the Company's 1999 Annual Report entitled "Additional Factors That May Affect Future Results."

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

  Financial information for the three months ended December 31, 1999 and December 31, 1998 regarding the Company's two industry segments, retail distribution and institutional distribution, including the amount of total operating revenues, net interest income, net revenues and income before taxes on income attributable to each segment, is set forth in Note 5, entitled "Segment Reporting Data," of the Notes to Consolidated Financial Statements appearing in this Form 10-Q.

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

RESULTS OF OPERATIONS

Comparison of three months ended December 31, 1999 and December 31, 1998

  Net revenues increased by $1,955,000, or 9.0%, to $23,672,000 for the first three months of fiscal 2000 as compared to the same period in fiscal 1999. The increase in net revenues was due primarily to the third quarter 1999 acquisition of RMIS, higher net interest income earned on retail customer balances, and increased retail brokerage commissions which was partially offset by decreased revenue from the Company's proprietary trading of U.S. government and agency zero coupon bonds.

  Revenues from principal transactions decreased by $1,801,000, or 21.8%, to $6,460,000 for the first three months of fiscal 2000 as compared to the same period in fiscal 1999. Revenues from trading debt securities decreased by $1,131,000, or 21.9%, to $4,031,000, due primarily to decreased revenue from trading in U.S. government and agency zero coupon bonds. The decline in these trading revenues reflects record revenues achieved by the Company in the year-ago period as a result of unusually high market volatility in that period. Revenues from principal transactions in equity securities decreased by $670,000, or 21.6%, to $2,429,000 for the first three months of fiscal 2000 as compared to the same period in fiscal 1999. The decrease reflects a fall in sales credits due to lower retail trading activity in these issues.

  Commission revenues increased by $2,403,000, or 28.7%, to $10,765,000 for the first three months of fiscal 2000 as compared to the same period in fiscal 1999. The increase was primarily due to the acquisition of RMIS and growth in the number of retail brokers during fiscal 1999. The increase in commissions from retail brokerage was partially offset by the January 1, 1999 change in status of Brooks G. Ragen and his son from employee brokers to correspondent brokers. As a result of this change, commission revenue generated by these two that was previously reported on a gross basis before compensation and other expenses is now reported on a net basis after payment has been made to their correspondent brokerage firm.

  Other revenue increased by $379,000, or 25.4%, to $1,869,000 for the first three months of fiscal 2000 compared to the same period in fiscal 1999, primarily due to an increase in fees from investment advisory services, IRA account custodian fees, and investment banking activities.

  Net interest income increased by $974,000, or 27.0%, to $4,578,000 for the first three months of fiscal 2000 as compared to the same period in fiscal 1999. Interest income increased modestly to $9,606,000 due to an increase in average customer margin balances and higher interest rates earned on customer credit and margin balances, which was partially offset by a decrease in average customer credit balances. Interest expense decreased by $743,000, or 12.9%, to $5,028,000 primarily due to lower average balances of customer credits and short-term borrowings.

  Noninterest expenses increased by $2,579,000, or 17.4%, to $17,360,000 for the first three months of fiscal 2000 as compared to the same period of fiscal 1999. This increase primarily reflects increases in compensation and benefits, occupancy and equipment and other expenses.

  Compensation and benefits expenses increased by $1,309,000, or 12.1%, to $12,130,000 for the first three months of fiscal 2000 as compared to the same period in fiscal 1999. Commission and other sales compensation expenses increased by $1,480,000, or 33.7%, to $5,871,000 for the fiscal 2000 period, as a result of the increase in commission revenues attributable to the third quarter 1999 acquisition of RMIS and growth in the number of retail brokers during fiscal 1999. These increases were partially offset by a decrease in incentive bonus compensation paid to trading-related personnel generally resulting from decreased trading revenue.

  Occupancy and equipment expenses increased $564,000, or 45.5%, to $1,803,000, due to the Company's investments in technology and expansion of the retail sales force and supporting functions. Communications expenses increased by $154,000, or 16.3%, to $1,101,000 due to higher telecommunication costs and fees for information data services. Clearing and exchange fees increased by $218,000, or 37.3%, to $803,000, due to higher trade-related costs. Other expenses increased by $334,000, or 28.1%, to $1,523,000, primarily due to higher professional fees and a general increase in the level of business activities.

  The Company's effective income tax rate was 34.0% in the first three months of fiscal 2000 and was consistent with the 34.1% rate during the first three months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically satisfied a large portion of its funding needs with its own capital resources, consisting largely of internally generated retained earnings and funds received upon exercise of employee stock options. A majority of the Company's assets are highly liquid and short term in nature. The Company's cash, cash equivalents and liquid assets, consisting of receivables from customers, brokers and dealers, securities purchased under agreements to resell, securities owned, securities borrowed and deposits with clearing organizations, represented in excess of 98% of the Company's assets as of September 24, 1999 and December 31, 1999. Substantially all of the Company's receivables are secured by customer securities or security transactions in the process of settlement.

  The majority of the Company's assets are financed through daily operations by securities sold under repurchase agreements, securities sold but not yet purchased, bank loans, securities loaned, and payables to customers, brokers and dealers. Short-term funding is generally obtained at rates relating to daily federal funds rates. Other borrowing costs are negotiated depending on prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing arrangements with two financial institutions, which funds are used primarily to finance U.S. government and agency zero coupon bond inventories. As of December 31, 1999, the Company had a secured bank line of credit with $63,650,000 outstanding, a security repurchase arrangement with no outstanding balance and available borrowing capacity of approximately $60,000,000. The ratio of assets to equity as of December 31, 1999 was approximately 5.5:1.

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

YEAR 2000 COMPLIANCE

  The Company believes that it has successfully implemented its plan to achieve year 2000 compliance. To date, the Company has not experienced any material problems in this area. The Company's experience is consistent with the general experience of the securities industry. The total cost of addressing year 2000 compliance has not been material.

  Nonetheless, some year 2000 problems may not appear until several months after January 1, 2000. These problems could arise in the Company's systems or the systems of third parties on which the Company's operations are dependent. Any problems that are not successfully solved could adversely affect the Company's business. The Company does not expect, however, that the cost to fix any year 2000 problems that may arise in the future will be material.

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

  At December 31, 1999, the Company had no outstanding financial futures commitments.

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

  The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short"), net positions and overall position limits as of December 31, 1999 and September 24, 1999:

   December 31, 1999          Long         Short          Net            Limit
   -----------------          ----         -----          ---            -----
Fixed income securities:
  Corporate bonds,
   debentures, and
   notes................  $  1,648,000 $     (22,000) $ 1,626,000  Long  $  7,000,000
  U.S. Government and
   government Agency
   obligations..........   138,268,000  (136,824,000)   1,444,000  Long   180,000,000(1)
  Collateralized
   mortgage
   obligations..........     4,209,000       (43,000)   4,166,000  Long    30,000,000(2)
  State and municipal
   obligations..........     4,932,000                  4,932,000  Long     5,000,000
Equity securities:
  Corporate stocks......     1,110,000      (100,000)   1,010,000  Long     2,500,000
                                                                   Short    2,500,000
   September 24, 1999         Long         Short          Net            Limit
   ------------------         ----         -----          ---            -----
Fixed income securities:
  Corporate bonds,
   debentures, and
   notes................  $  3,825,000 $     (10,000) $ 3,815,000  Long  $  7,000,000
  U.S. Government and
   government Agency
   obligations..........   116,262,000  (118,998,000)  (2,736,000) Long   180,000,000(1)
  Collateralized
   mortgage
   obligations..........     2,923,000      (114,000)   2,809,000  Long    30,000,000(2)
  State and municipal
   obligations..........     2,461,000                  2,461,000  Long     5,000,000
Equity securities:
  Corporate stocks......       310,000      (133,000)     177,000  Long     2,500,000
                                                                   Short    2,500,000

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

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

    11  Computation of Earnings Per Share*

    27 Financial Data Schedule (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically to the SEC's EDGAR database.)
--------
 *  See Note 4 to the Company's Notes to Consolidated Financial Statements.

  (b)  Reports on Form 8-K

  On September 30, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting the Agreement and Plan of Merger, dated as of September 28, 1999, that it entered into with Wells Fargo & Company.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 RAGEN MACKENZIE GROUP INCORPORATED
            (REGISTRANT)
                                              /s/ Lesa A. Sroufe
                                    By: ______________________________________
 February 14, 2000                                Lesa A. Sroufe
                                     Chairman of the Board and Chief Executive
                                                      Officer
                                           (Principal Executive Officer)

                                           /s/ V. Lawrence Bensussen
                                    By: ______________________________________
 February 14, 2000                             V. Lawrence Bensussen
                                      Senior Vice President, Chief Financial
                                    Officer and Secretary (Principal Financial
                                              and Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
 Number              Description
 -------             -----------
 11      Computation of Earnings per Share.*
 27      Financial Data Schedule.

--------
* See Note 4 to the Company's Notes to Consolidated Financial Statements